Form 10-K
period 1994-10-29
LAMONTS APPAREL INC
filed 1995-01-27
CIK 785962

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                          -----------------------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 29, 1994        COMMISSION FILE NUMBER 0-15542


                          -----------------------------


                              LAMONTS APPAREL, INC.
            (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                             #75-2076160
(State of Incorporation)                                  (I.R.S.Employer
                                                       Identification Number)

               3650 131ST AVENUE S.E., BELLEVUE, WASHINGTON 98006

                    (Address of Principal Executive Offices)
                                 (206) 562-8386
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                                (Title of Class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of January 20, 1995, was approximately $3 million (based on the closing sale price of such stock on such date).

As of January 20, 1995, there were 17,887,775 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

Part III incorporates information by reference from registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        The exhibit index is on page 17.

                              LAMONTS APPAREL, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE 52 WEEKS ENDED OCTOBER 29, 1994


                                     PART I

ITEM 1 - BUSINESS

GENERAL BACKGROUND

Lamonts Apparel, Inc. (the "Company") retails brand-name apparel and accessories for the entire family. The Company focuses on moderate income consumers by offering a large selection of quality merchandise at competitive prices. The Company's full-line stores offer a broad and deep selection of moderately priced, fashion apparel and accessories for the entire family. By concentrating on nationally recognized brand names, the Company seeks to provide its customers with an assurance of consistency in quality, fit and style. The Company's merchandising strategy positions it between discounters/mass merchandisers and traditional department stores. The Company's marketing strategy is to sell well-known brand-name apparel and good quality proprietary brands to value conscious consumers.

The Company's apparel operations began with three Seattle area stores in 1967. The Company expanded to Spokane, Washington in 1970; to Alaska in 1975; Idaho in 1976; Oregon in 1978; and Montana and Utah in 1989. Currently, the Company operates 48 stores throughout the Pacific Northwest and Alaska, employing over 2,000 employees in six states. The Company's combination of regional mall and community center locations permits the Company, in many markets, to offer a greater number of conveniently located stores than its competitors.

The Company was incorporated in Delaware as Texstyrene Corporation in 1985, changed its name to Aris Corporation in October 1988 and to Lamonts Corporation in April 1991. In September 1989, the Company acquired Lamonts Apparel, Inc. ("Apparel") from LH Group, Inc., the former parent of Apparel and a subsidiary of Northern Pacific Corporation. Prior to the completion of the divestiture of its original core business in August 1989, the Company manufactured expandable polystyrene beads and converted them into foam cups and containers, insulation products, packing materials and custom-molded packaging products. Apparel's predecessor was incorporated in Washington in May 1923. On October 30, 1992, Apparel was merged with and into the Company and the name of the Company was changed to Lamonts Apparel, Inc.

The Company's principal office is located at 3650 131st Avenue, S.E., Bellevue, Washington 98006, and its telephone number is (206) 562-8386.

Unless the context otherwise requires, as used herein the terms "Lamonts" and the "Company" shall mean Lamonts Apparel, Inc., a Delaware corporation, together with its predecessors and their respective subsidiaries.

On January 6, 1995 (the "Petition Date"), the Company filed a voluntary petition for relief (the "Filing") under chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Washington at Seattle (the "Bankruptcy Court"), seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as a debtor in possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11.

OPERATIONS

MERCHANDISING AND MARKETING. Lamonts' merchandising mix consists of (i) well-known, nationally advertised, brand-name merchandise from vendors such as Alfred Dunner[REGISTERED TRADEMARK], Liz Claiborne[REGISTERED TRADEMARK], Koret[REGISTERED TRADEMARK], Union Bay[REGISTERED TRADEMARK], Levis[REGISTERED TRADEMARK], Byer of California[REGISTERED TRADEMARK] and Bugle Boy[REGISTERED TRADEMARK], (ii) proprietary brand merchandise, much of which is offered at "everyday" low prices and (iii) merchandise provided by other fashion resources.

Lamonts offers an assortment of branded, moderately priced fashion apparel and accessories at competitive prices for the entire family. The Company offers basic and fashion merchandise from existing and emerging vendors. Sales promotion and inventory allocation decisions are all made centrally by Lamonts' corporate staff. The Company maintains uniformity with respect to inventory, pricing decisions, selection of promotional goods and markdown policies throughout all of its locations.

New management, which began operating the Company in November 1994, has developed and commenced the implementation of new merchandising strategies, which are designed to: (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base; (ii) reduce or eliminate low-margin items and departments and add higher margin goods; and
(iii) reduce inventory levels and increase inventory turns. The Company has also initiated a new policy to mark-down and clear out old and obsolete merchandise within its respective season. (See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".)

In addition, new management has initiated strategic initiatives including, among other things, (i) the elimination of the Company's own import buying office,
(ii) the elimination of makeup and treatment from all markets except Alaska, while maintaining fragrance lines and (iii) the expansion of its selection of denim and other popular fashion merchandise.

Lamonts utilizes licensees for its family shoe (Wolverine World Wide) and fine jewelry (Finlay Fine Jewelry) departments. The combined sales of shoes and fine jewelry represent approximately 4.5% of the Company's fiscal 1994 revenues, but are not reflected in such revenues for financial reporting purposes because income derived from the rental fees charged to the licensees are reported as offsets to operating expenses.

Lamonts advertises primarily through newspaper inserts, direct mail, radio, television and charge statement inserts in its marketing and promotional programs. The Company's promotional strategy is to target specific items and groups, including holders of its proprietary credit card, for sale events.

PURCHASING. The Company's centralized buying organization includes general merchandise managers, divisional merchandise managers and buyers responsible for maintaining vendor relationships. As a result of the Company's segmented buying philosophy and its membership in the Frederick Atkins, Inc. ("Atkins") cooperative buying service, the Company believes it should benefit from better market coverage, more rapid recognition of emerging vendors and trends, and improved vendor relationships.

The Company's membership in Atkins provided it with group buying opportunities on domestic merchandise, industry research and the ability to supplement its proprietary brand imports program with Atkins' private label program. Furthermore, Lamonts' merchandising, marketing and other executives participate in conferences and meetings arranged by Atkins which serve as important sources for industry contacts. Additionally, the Company backs certain of its direct import purchases with letters of credit issued through Atkins. Costs associated with the letters of credit are based on a fixed percentage of each draw plus a non-interest bearing deposit of 17% of annual usage.

The Company purchases its merchandise from approximately 2,000 vendors and is not dependent on any single source of supply. The Company maintains no long term commitments with any supplier and believes that, if the Bankruptcy Court approves a satisfactory permanent working capital facility, there will continue to be an adequate supply of merchandise to satisfy its current and anticipated requirements. However, like other apparel retailers, the Company is dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. As a result of the Filing and until a permanent working capital facility is obtained, management anticipates that there may be an interruption of the flow of goods from its vendors, factoring institutions and its cooperative buying service, as well as a reduction in available credit.

DISTRIBUTION. The Company utilizes a 100,000 square foot, contractor-operated distribution center dedicated to the Company for centralized receiving and marking (ticketing). The lease of this distribution center, which expires in February 1998, is guaranteed by the Company. See "Item 2 - Properties." Through its distribution center, the Company is generally able to receive and ship merchandise to its stores within a two-to-three day period. The Company believes that this distribution center enables it to monitor vendor shipments more effectively, reduce receiving and marking expenses, reduce related transportation costs, improve inventory control and reduce inventory shrinkage.

RETURN POLICY. It is the Company's policy to exchange or issue a credit if a customer is not completely satisfied with any Lamonts purchase. Management believes that the Company's customer return policy and experience is consistent with industry practices.

STORE OPERATIONS. The Company's store management team consists of an executive vice president of stores, four district managers and 45 store managers. Store managers are primarily responsible for hiring and supervising store personnel and for day-to-day store operations. A typical Lamonts store employs a staff of 28 to 54 people including the store manager, three to five department managers, three to six support personnel (bookkeeping, receiving clerks, cashiers and maintenance personnel) and 20 to 35 sales clerks (approximately one-half part time).

EMPLOYEES. The Company employs approximately 2,000 employees, approximately 50% of whom are full-time. Approximately 650 employees working in Seattle and Wenatchee, Washington, are represented by the United Food and Commercial Workers Union, pursuant to contracts that expire in May 1995. Management believes its employee relations are good.

COMPETITION. The retail business in which the Company operates is highly competitive, with the Company having certain competitors with substantially greater financial resources. The Company's stores compete with other specialty store operators, department stores and discount/mass merchandisers on the basis of quality, fashion, price and service. The Company attempts to differentiate itself from discount/mass merchandisers and traditional department stores by positioning itself as a focused specialty retailer with emphasis on the middle income consumer. Principal competitors in one or more of the Company's market areas include The Bon Marche (a division of Federated Stores, Inc.), J.C. Penney Co., Inc., Nordstrom, Sears Roebuck and Company and Mervyn's (a division of Dayton-Hudson Corporation).

TRADEMARKS. The Company currently owns various registered trademarks which are part of its proprietary brand imports program. Management believes that, although such trademarks are significant, the Company's business is not dependent on any of such rights.

CREDIT POLICY. The Company offers its customers various methods of payment including cash, check, Lamonts charge card, certain major credit cards and a lay-away plan. Since its inception in July 1988, the Company's charge-card program has been expanded to approximately 522,000 accounts. Growth in credit sales represents an important element in the Company's marketing strategy because statistics show that Lamonts charge card holders shop more regularly and purchase more merchandise than the customer who pays by cash, check or bank credit card. The Company believes that its proprietary credit card program provides additional benefits in two areas: (i) industry research shows that proprietary credit cards build significant customer loyalty and (ii) proprietary credit cards enhance target marketing by providing valuable demographic and purchasing behavior information on customers.

The Company's proprietary credit card, administered and owned by National City Corporation ("National City"), provides for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Through a contractual arrangement, as amended, with the Company, National City owns the receivables generated from purchases made by customers using the Lamonts charge card. The agreement provides for a minimum fee of 1% of purchases. As the prime rate exceeds 6%, the minimum fee increases at the same rate. However, the Company may elect to pass such increase in the minimum fee on to its credit card customers. At the date the amended contract was executed (March 30, 1994) the applicable fee was 1%, which is also the current rate. It is the Company's intent to pass future prime rate increases on to its customers. Additionally, the Agreement provides for a contingent supplemental fee equal to 0.1% of purchases for each $1 million by which such purchases are less than $48.0 million in any calendar year, up to a maximum fee of 3%. In the event of store closures, the agreement provides for adjustments to the dollar value of purchases required. Pursuant to the terms of the agreement, the Company paid the minimum fee during the 52 weeks ended October 29, 1994 ("Fiscal 1994"). Additionally, the Company is responsible for 50% of the net bad debt expense. The agreement with National City may be terminated by either party after June 22, 1999, with 180 days prior written notice. The Company paid National City $0.8 million for bad debt expense and $0.9 million in fees associated with such plan during Fiscal 1994.

REGULATIONS. The Company is subject to federal, state and local laws and regulations affecting retail apparel stores generally. The Company believes that it is in substantial compliance with these laws and regulations.

REORGANIZATION

BACKGROUND

The Company has experienced financial difficulties for several years. During the second half of 1992, the Company and its financial advisors commenced negotiations with certain of the Company's creditors and stockholders regarding a restructuring of the Company's indebtedness. On October 30, 1992, the Company completed a comprehensive recapitalization (the "Recapitalization") pursuant to which, among other things, the Company issued an aggregate of $75.0 million in principal amount of its 10-1/4% Senior Subordinated Notes due 1999 (the "10-1/4% Notes") and the Company's funded debt was reduced by $63.6 million.

On December 1, 1993, the Company completed a capital infusion and debt reduction plan (the "Infusion") that further decreased its leverage. The Infusion included, among other things, the repurchase of $13.0 million aggregate principal amount of 10-1/4% Notes, at par, together with accrued interest through the repurchase date, and the concurrent amendment of the terms of the 10-1/4% Notes that remained outstanding to, among other things, prospectively reduce the interest rate of such 10-1/4% Notes from 11-1/2% (original rate at issuance) to 10-1/4%.

On June 10, 1994, the Company amended the terms of the 10-1/4% Notes (the "Cash Interest Deferral Amendment") to provide, among other things, that interest payments due on the 10-1/4% Notes through November 1, 1995 could be paid, at the Company's option, either in cash, at a rate of 12% per annum, or in additional 10-1/4% Notes ("PIK Interest"), at a rate of 13% per annum. Effective with the Company's May 1, 1996 interest payment, the interest rate on the 10-1/4% Notes will revert back to the rate of 10-1/4%, payable in cash. In accordance with the Cash Interest Deferral Amendment, the Company elected to issue additional 10-1/4% Notes for its November 1, 1994 interest payment.

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option, subject to certain conditions, to exchange the 10-1/4% Notes for shares of common stock, par value $.01 per share (the "Common Stock"), representing approximately 70% of the Common Stock of the Company outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. The Company, subject to certain conditions, may exercise its option to exchange the 10-1/4% Notes on or prior to March 31, 1995; however, such exchange may not occur on or prior to the date of the next annual meeting of stockholders of the Company, which meeting may not occur prior to March 2, 1995 without the consent of the holders of the 10-1/4% Notes.

Notwithstanding the foregoing, the Company's financial position continued to deteriorate. At October 29, 1994, the Company had approximately $24.6 million of borrowings outstanding under its existing working capital facility and $66.0 million principal amount of 10-1/4% Notes outstanding. The Company's ability to service its debt and to obtain trade credit was dependent on its performance, which continued to fall short of projected results, including its results for the recent holiday season. In response to its deteriorating financial condition, the Company determined that a more significant financial and operational restructuring was necessary.

CHAPTER 11 REORGANIZATION

FILING. On January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as a debtor in possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11.

As a result of the Filing, the Company is currently in default under all of its funded debt agreements in effect prior to the Petition Date. As a result, all unpaid principal of, and accrued prepetition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid prepetition interest is prohibited during the pendency of the Company's
Chapter 11 case.

In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 proceedings, a review is being undertaken of all the Company's obligations under its executory contracts, including real property leases.

For additional information related to the Company's Chapter 11 proceedings, see "Item 3 - Legal Proceedings" and the Bankruptcy Code. For additional information on the financial impact of Chapter 11 on the operations of the Company's business, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the subsequent event footnote in the Consolidated Financial Statements included elsewhere in this document.

POSTPETITION FINANCING. On January 12, 1995, the Bankruptcy Court (i) authorized the Company to use all cash proceeds of collateral under the Company's existing working capital facility with Foothill Capital Corporation ("Foothill") and (ii) granted final approval of a $5.0 million aggregate amount supplemental debtor in possession interim working capital facility between the Company and Foothill providing for working capital loans (the "DIP Facility"). As a result, the Company has total working capital availability of approximately $21.0 million until February 28, 1995, the date the DIP Facility expires. Borrowings under the DIP Facility, together with such cash proceeds, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted thereunder. The Company is currently seeking to obtain permanent working capital financing which will require approval of the Bankruptcy Court. For additional information on the DIP Facility, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2 -  PROPERTIES

The Company considers its ability to maintain attractive, high traffic store locations to be a critical element of its business and a key determinant of Lamonts' future growth and profitability. Lamonts' stores are designed to maximize selling space while providing a fashionable, pleasant shopping environment.

The Company currently operates 47 full-line stores and one outlet center in the following locations:

                      LAMONTS APPAREL, INC. STORE LOCATIONS


Alaska (7)                  Washington (27)                   Utah (2)
- --------------------        -------------------               -------------

Anchorage:  3 stores        Seattle:   9 stores               Logan
Fairbanks                   Bellevue:  3 stores               Ogden
Juneau                      Spokane:   4 stores
Soldotna                    Tacoma:    3 stores               Montana (1)
Wasilla                     Aberdeen                          -------------
                            Moses Lake
                            Olympia                           Missoula
Idaho (6)                   Port Angeles
- --------------------        Tri-Cities                        Oregon (5)
                            Vancouver                         -------------
Coeur d'Alene               Wenatchee
Idaho Falls                 Yakima                            Astoria
Lewiston                                                      Corvallis
Moscow                                                        Eugene
Pocatello                                                     Hillsboro
Twin Falls                                                    Medford

Of the 48 stores, 19 are located in regional malls, 15 are located in community malls, 7 are located in strip centers and 7 (including the outlet center) are located in free-standing locations.

The Company owns both the building and the land for one store and the buildings for two other stores, both subject to ground leases. The remaining stores are located in leased facilities. The lease terms for these facilities cover periods up to 30 years, with an average remaining term of 9 years. The Company's 52,378 square foot principal executive and administrative offices in Bellevue, Washington, are leased pursuant to an agreement which runs through December 1998, with one five-year renewal option.

The Company's stores range in size from 20,000 to 85,000 square feet, with a typical full-line apparel store averaging approximately 40,000 square feet. The interiors of Lamonts' stores are attractively decorated and are organized to maximize traffic flow and merchandise exposure. Signage and service facilities, such as fitting rooms and customer service areas, are designed to create a pleasant and convenient shopping environment.

During 1994, the Company determined that three of its Greater Portland, Oregon full-line stores and all five of its Lamonts For Kids children's stores should be closed because of poor performance. These closures were to complete the Company's planned closures of underperforming stores, a process which began with the closure of the Company's Clackamas Promenade store in August 1993. However, in connection with its operational restructuring, the Company received permission from the Bankruptcy Court to close six additional underperforming stores. The six stores slated for closing are located in Vancouver, Everett and Lakewood, Washington; Medford, Oregon; Ogden, Utah; and the downtown outlet center in Spokane, Washington. (See Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this document.)

In October 1993, the Company was advised by the owners of its University Village (Seattle, Washington) location that they intended to terminate the Company's lease for the existing 84,000 square foot full-line store in October 1994. The Company was unable to reach an agreement with such owners to locate a new 40,000 square foot full-line store within the same shopping center. Accordingly, the Company closed the University Village store in October 1994.

On May 18, 1994, the Company signed a lease agreement to open a new 36,000 square foot full-line store during March 1995 in a 465,000 square foot shopping center in Issaquah, Washington. This will be the Company's fourth store in the eastside portion of the Seattle/Tacoma market and will require an initial net fixed investment of approximately $0.3 million.

The Company has an arrangement with Distribution Center Systems, Inc. ("DCS"), whereby DCS provides distribution and merchandise processing services for Lamonts on a cost plus fee reimbursement basis. As part of the arrangement, the Company is a guarantor of DCS' lease of the distribution center located in Kent, Washington which has remaining future minimum rentals of approximately $0.3 million per year. The lease term runs through February 1998.

ITEM 3 -  LEGAL PROCEEDINGS

COMMENCEMENT OF CHAPTER 11 PROCEEDINGS

On January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington at Seattle, Case No. 95-00100. The ability of the Company to effect a successful reorganization under Chapter 11 will depend, in significant part, upon the Company's ability to formulate a confirmable reorganization plan that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors and stockholders may be substantially altered. Creditors may realize substantially less than the full face amount of their claim. Equity interests of the Company's stockholders may be diluted or even canceled. Investment in any security of the Company, therefore, should be regarded as highly speculative. It is impossible at this time to predict the actual recovery, if any, that different classes of creditors and stockholders might ultimately realize.

The following summary sets forth certain aspects of the Company's Chapter 11 case. This summary is not intended to be an exhaustive summary. For additional information regarding the effect of the Chapter 11 case on the Company, reference should be made to the Bankruptcy Code.

Pursuant to section 362 of the Bankruptcy Code, the commencement of the Company's Chapter 11 case operates as a stay, applicable to all entities, with certain exceptions, of the following: (i) commencement or continuation of a judicial, administrative, or other proceeding against the Company that was or could have been commenced prior to commencement of the Company's Chapter 11 case, or to recover for a claim that arose before the commencement of the Company's Chapter 11 case; (ii) enforcement of any judgments against the Company that arose before the commencement of the Company's Chapter 11 case; (iii) the taking of any action to obtain possession of property of the Company or to exercise control over property of the Company; (iv) the creation, perfection or enforcement of any lien against the property of the Company; (v) the taking of any action to collect, assess or recover a claim against the Company that arose before the commencement of the Company's Chapter 11 case; or (vi) the setoff of any debt owing to the Company that arose prior to the commencement of the Company's Chapter 11 case against a claim held by such creditor or party-in-interest against the Company that arose before the commencement of the Company's Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay so that it may enforce any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Company's Chapter 11 case.

In connection with the Company's Chapter 11 case, the United States Trustee has appointed two creditors' committees; one committee was appointed for the Company's bondholders and another for the other general unsecured creditors of the Company.

Although the Company is authorized to operate its business as debtor in possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval.

As debtor in possession, the Company has the right, subject to the approval of the Bankruptcy Court, under the relevant provisions of the Bankruptcy Code, to assume or reject executory contracts, including real property leases. Certain parties to such executory contracts with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" requires that the Company cures, or provides adequate assurance that it will cure, all existing defaults under the contract or lease and provides adequate assurance of future performance under the contract or lease. "Rejection," which is a remedy available under the relevant provisions of the Bankruptcy Code, means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach which shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition.

Prepetition claims that were contingent, unliquidated, or disputed as of the commencement of the Chapter 11 case, including, without limitation, those that arise in connection with rejection of executory contracts, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Bankruptcy Court or otherwise settled or agreed upon by the parties.

Under the Bankruptcy Code, an allowed claim of a creditor that is secured by a lien on property of the Company's estate, or that is subject to a valid right of setoff, is a secured claim to the extent of the value of such creditor's interest in the estate's interest in such property, or to the extent of the amount subject to setoff, as the case may be, and is an unsecured claim to the extent that the value of such creditor's interest or the amount so subject to setoff is less than the amount of such allowed claim. Generally, claims for unmatured interest are not allowable. To the extent that an allowed secured claim is secured by property whose value, after recovery of the reasonable, necessary costs and expenses of preserving or disposing of such property, is greater than the amount of such claim, the holder of such claim generally is allowed interest on such claim and any reasonable fees, costs or charges provided for under the agreement under which such claim arose.

For 120 days after the Petition Date, the Company has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court, unless the Bankruptcy Court otherwise orders. If the Company files a plan of reorganization during the 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the Petition Date, during which period the Company has the exclusive right to solicit acceptance of the plan.
If the Company fails to file a plan during the 120-day exclusivity period or such additional time period ordered by the Bankruptcy Court (the "Exclusivity Period") or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period or such additional time period ordered by the Bankruptcy Court, any party-in-interest, including a creditor, an equity security holder, a committee of creditors, or an indenture trustee, may file a plan of reorganization in the Chapter 11 proceedings. Additionally, if the Bankruptcy Court were to appoint a Chapter 11 trustee, any party-in-interest may file a plan, regardless of whether any additional time remains in the Company's Exclusivity Period.

Section 501 of the Bankruptcy Code allows any creditor or indenture trustee to file a proof of claim with the Bankruptcy Court and any equity security holder to file a proof of interest with the Bankruptcy Court. A claim or interest, proof of which is timely filed under Bankruptcy Code section 501, is deemed allowed, unless a party-in-interest (including the Company) objects thereto. If an objection is made to the allowance of a claim, the Bankruptcy Court, after notice and hearing, will determine the amount, validity, and priority of such claim. The last date for filing proofs of claim or proofs of interest has not yet been established by order of the Bankruptcy Court.

After a plan has been filed with the Bankruptcy Court, it will be sent, with a disclosure statement approved by the Bankruptcy Court after notice and hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court at a noticed hearing will consider whether to confirm the plan.

If at least one class of claims that is impaired under the plan has accepted the plan, and certain other requirements of the Bankruptcy Code relating to plan confirmation are satisfied, the proponent of the plan may invoke the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code. Under these provisions, the Bankruptcy Court, on request of the proponent of the plan, shall confirm the plan if the plan does not discriminate unfairly, and is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan. As used in the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings. A "cramdown" might result in holders of the Company's Common Stock receiving no property or other value for their equity security interests. Because of this and other possibilities, the value of the Company's securities, including the Common Stock, is highly speculative.

OTHER LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit originally brought as a class action in state court in Anchorage, Alaska on September 18, 1992. Plaintiffs alleged that store "area managers" in the State of Alaska are not exempt from overtime pay requirements under the Alaska Wage and Hour Act (the "AWHA") and thus have worked hours for which they have not been compensated. The complaint seeks back wages, liquidated damages, attorneys fees and costs. The class has not yet been certified and the case had been removed to Federal District Court in Anchorage. In November 1993, plaintiffs amended the complaint to allege a new claim on behalf of themselves and allegedly similarly situated employees under Section 216(b) of the Fair Labor Standards Act (the "FLSA"), in addition to the original claim under the AWHA. However, on March 25, 1994, the plaintiffs dismissed their new FLSA claim. In consideration of that dismissal, the parties agreed to remand the remaining original AWHA claim back to state court and the remand was ordered by the court on May 27, 1994. On August 8, 1994 Plaintiffs moved for partial summary judgment declaring that they were not paid on a salary basis required for exemption from AWHA overtime requirements and on September 30, 1994 the Company cross-moved for partial summary judgment declaring that certain of its employment policies did not violate the salary requirement for exemption from AWHA. On December 15, 1994 the court denied Plaintiffs' motion holding that they had failed to show that they were not paid a salary and that factual issues remained. The court contemporaneously denied the Company's motion holding that there were genuine issues of material fact. The Company is vigorously defending the remaining AWHA claim. The Company is also involved in various other matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect on quarterly or annual operating results during the period such matters are resolved.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded in the over-the-counter market and, until January 20, 1995, was listed on The Nasdaq Stock Market's Smallcap Market ("Nasdaq"). As a result of the Filing, the Common Stock is no longer listed. The following table sets forth, for the periods indicated, the high and low closing bid prices as reported on Nasdaq. The bid prices, as stated, represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Fiscal 1993:                       High                Low
- --------------------------         ---------           --------
Quarter ended January 30           $24                 $5
Quarter ended May 1                  6-1/2              3-3/4
Quarter ended July 31                4-1/2              3
Quarter ended October 30             3-1/2              2-1/4


Fiscal 1994:                       High                Low
- --------------------------         ---------           --------
Quarter ended January 29           2-3/4               2
Quarter ended April 30             2                   1-1/4
Quarter ended July 30              1-3/4                 3/4
Quarter ended October 29           13/16                 5/8


The closing bid price of the Company's Common Stock on January 20, 1995 was $7/16. At January 20, 1995, there were 176 holders of record of the Company's Common Stock.


                                    DIVIDENDS

The Company has never declared or paid cash dividends on its Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements, the financial condition of the Company and such other factors as the Company's Board of Directors may consider. The ability of the Company to pay dividends is directly and indirectly restricted under the terms of the DIP Facility. Such restrictions prohibit the payment of dividends for the foreseeable future. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the Company and should be read in conjunction with the consolidated financial statements of the Company, and the related notes thereto, included elsewhere in this Annual Report. The following financial data are not necessarily comparable for the periods set forth below because of the effects of, among other things, the consummation of the Recapitalization in October 1992.

                              LAMONTS APPAREL, INC.
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        52 weeks ended     52 weeks ended     52 weeks ended     52 weeks ended     53 weeks ended
                                       October 29, 1994   October 30, 1993   October 31, 1992   November 2, 1991   November 3, 1990
                                       ----------------   ----------------   ----------------   ----------------   ----------------
STATEMENT OF OPERATIONS DATA

Revenues                                        $237,922           $251,015           $258,096           $252,627      $251,487 (1)
Cost of merchandise sold                         163,697            157,098            156,940            153,771       153,490
                                       -----------------  -----------------  -----------------  -----------------  ----------------
Gross profit                                      74,225             93,917            101,156             98,856        97,997
                                       -----------------  -----------------  -----------------  -----------------  ----------------

Operating and administrative expenses             88,520             84,176             83,798             78,921        79,897
Depreciation and amortization                     11,441             11,164             13,290             11,070        10,269
Store closure costs                                7,200
                                       -----------------  -----------------  -----------------  -----------------  ----------------
Operating costs                                  107,161             95,340             97,088             89,991        90,166
                                       -----------------  -----------------  -----------------  -----------------  ----------------

Earnings (loss) from continuing
  operations before other income/(expense),
  income tax provision/(benefit), and
  extraordinary item                             (32,936)            (1,423)             4,068              8,865         7,831
Other income (expense):
Interest expense
  - Cash                                          (8,130)           (12,477)            (9,936)           (16,439)      (16,883)
  - Non-cash (2)                                  (3,490)                              (13,417)            (5,494)       (3,932)
Other income (expense)                              (369)                29                417                917         1,681
                                       -----------------  -----------------  -----------------  -----------------  ----------------

Loss from continuing operations before
  income tax provision/(benefit)
  and extraordinary item                         (44,925)           (13,871)           (18,868)           (12,151)      (11,303)
Income tax provision/(benefit)                      (400)            (3,000)               710               (552)       (2,490)
                                       -----------------  -----------------  -----------------  -----------------  ----------------

Loss from continuing operations
  before extraordinary item                      (44,525)           (10,871)           (19,578)           (11,599)       (8,813)
Earnings from discontinued operations,
  net of income taxes
Gain (loss) from discontinued
  operations, net of income taxes                                                          283               (113)          308
Extraordinary item - gain on
  extinguishment of debt (3)                                                            23,572
                                       -----------------  -----------------  -----------------  -----------------  ----------------

Net earnings (loss)                            $ (44,525)          $(10,871)          $  4,277           $(11,712)     $ (8,505)
                                       -----------------  -----------------  -----------------  -----------------  ----------------
                                       -----------------  -----------------  -----------------  -----------------  ----------------

NET EARNINGS (LOSS) PER COMMON SHARE (4)
Loss from continuing operations
  before extraordinary item                     $  (3.05)          $  (1.22)          $ (82.84)          $ (67.99)     $ (60.55)
Earnings from discontinued
  operations, net of income taxes
Gain (loss) from discontinued
  operations, net of income taxes                                                         1.20              (0.61)         1.89
Extraordinary item - gain on
  extinguishment of debt                                                                 99.74
                                       -----------------  -----------------  -----------------  -----------------  ----------------
Net earnings (loss) per common share            $  (3.05)          $  (1.22)          $  18.10           $ (68.60)     $ (58.66)
                                       -----------------  -----------------  -----------------  -----------------  ----------------
                                       -----------------  -----------------  -----------------  -----------------  ----------------

Dividends on preferred stock (5)                    None               None               None           $ (1,045)     $ (1,045)

BALANCE SHEET DATA (at end of period)
Working capital                                 $  9,938           $ 43,060           $ 52,327           $ 52,319      $ 54,367
Total assets                                     152,589            183,709            195,339            194,954       205,656
Long term debt and obligations under
  capital leases, net of current maturities       80,642             93,130             94,615            154,694       150,419
Stockholders' equity/(deficit)                     7,560             36,208             46,773             (1,500)       10,212

                              LAMONTS APPAREL, INC.
                      FOOTNOTES TO SELECTED FINANCIAL DATA


(1) The additional week in the fiscal year ended November 3, 1990 accounted for $2.2 million of revenues.

(2) Non-cash interest expense is comprised of amortization of discounts on the Company's long term debt and interest paid through issuance of additional debt.

(3) Extraordinary item reflects gain on cancellation of debt associated with the Recapitalization.

(4) Represents per common share earnings (loss) after accrual of dividends on the Old Preferred Stock (hereinafter defined) for all periods presented except the 52 weeks ended October 29, 1994, October 30, 1993 and
     October 31, 1992. Concurrent with the Recapitalization which occurred on October 30, 1992, the Company (i) converted all of the Old Preferred Stock into Common Stock, (ii) eliminated all accrued and unpaid dividends associated with the Old Preferred Stock and (iii) effected a one-for-30 reverse stock split of the Common Stock outstanding prior to the Recapitalization. All share and per share amounts prior to October 31, 1992 have been restated to reflect the reverse stock split on a retroactive basis. The weighted average number of shares outstanding for the 52 weeks ended October 29, 1994, October 30, 1993, October 31, 1992, and November 2, 1991 and the 53 weeks ended November 3, 1990 were 14,583,038, 8,917,624,
     236,339, 185,970 and 162,817, respectively.

(5) Represents dividends on the Old Preferred Stock which were accrued but never declared or paid. All of the accrued and unpaid dividends were eliminated pursuant to the Recapitalization.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this document.

FINANCIAL CONDITION

BACKGROUND

The Company has experienced financial difficulties for several years. During the second half of 1992, the Company and its financial advisors commenced negotiations with certain of the Company's creditors and stockholders regarding a restructuring of the Company's indebtedness. On October 30, 1992, the Company completed the Recapitalization pursuant to which, among other things, the Company issued an aggregate of $75.0 million in principal amount of its 10-1/4% Notes and issued 8,080,734 shares of its Common Stock, in exchange for $138.6 million (after original issue discount) of outstanding debt and the transfer of a $2.0 million promissory note held by the Company. In addition, the Company's 9-1/2% Convertible Exchangeable Preferred Stock, par value $15 per share (the "Old Preferred Stock"), was converted into 622,600 shares of the Company's Common Stock outstanding subsequent to the Recapitalization. Approximately $796,000 in principal amount of the Company's 13-1/2% Senior Subordinated Guaranteed Notes due February 15, 1995 (the "Senior Subordinated Notes") remained outstanding. As a result of the Recapitalization, the holders of Common Stock outstanding prior to the Recapitalization held 2.09% of the Common Stock immediately following the Recapitalization. As a result, the Company's funded debt was reduced by $63.6 million.

On December 1, 1993, the Company completed the Infusion pursuant to which it received approximately $13.4 million gross proceeds from the issuance of 4,466,206 shares of its Series A Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), which, together with cash flow from operations was used to repurchase $13.0 million aggregate principal amount of the 10-1/4% Notes, at par, together with accrued interest through the repurchase date. Each share of the Series A Preferred Stock automatically converted into two shares of the Company's Common Stock on March 14, 1994, the effective date of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from
15.0 million to 40.0 million shares. In connection with the Infusion, the terms of the 10-1/4% Notes that remained outstanding were amended to, among other things, prospectively reduce the interest rate thereof from 11-1/2% to 10-1/4%.

On June 10, 1994, the Company amended the terms of the 10-1/4% Notes to provide, among other things, that interest payments due on the 10-1/4% Notes through November 1, 1995 could be paid, at the Company's option, either in cash, at a rate of 12% per annum, or in additional 10-1/4% Notes, at a rate of 13% per annum ("PIK Interest"). Effective with the Company's May 1, 1996 interest payment, the interest rate on the 10-1/4% Notes will revert back to the rate of 10-1/4%, payable in cash.

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option, subject to certain conditions, to exchange the 10-1/4% Notes for shares of Common Stock representing approximately 70% of the Common Stock of the Company outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. The Company, subject to certain conditions, may exercise its option to exchange the 10-1/4% Notes on or prior to March 31, 1995; however, such exchange may not occur on or prior to the date of the next annual meeting of stockholders of the Company, which meeting may not occur prior to March 2, 1995 without the consent of the holders of the 10-1/4% Notes.

Notwithstanding the foregoing, the Company's financial position continued to deteriorate. At October 29, 1994, the Company had approximately $24.6 million of borrowings and $2.4 million of trade and stand-by letters of credit outstanding under its existing working capital facility. Additionally, the Company had approximately $66.0 million principal amount of 10-1/4% Notes outstanding at October 29, 1994. At October 29, 1994, the Company had $2.7 million of cash and $1.9 million of restricted cash, a majority of which is held as a deposit by the Company's buying service for the Company's annual usage of
international letters of credit.   The Company's current assets exceeded current
liabilities by approximately $9.9 million at October 29, 1994 as compared to $43.1 million at October 30, 1993.

The Company's ability to service its debt and to obtain trade credit was dependent on its performance, which continued to fall short of anticipated results. In response to its deteriorating financial condition, the Company determined that a financial and operational restructuring was necessary.

FILING

On January 6, 1995, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Washington at Seattle, seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as a debtor in possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. For additional information related to the Company's Chapter 11 proceedings, see "Item 1 - Business -- Chapter 11 Reorganization", "Item 3 - Legal Proceedings" and the Bankruptcy Code.

On January 12, 1995, the Bankruptcy Court (i) authorized the Company to use all cash proceeds of collateral under the Company's existing working capital facility with Foothill and (ii) granted final approval of a $5.0 million aggregate amount supplemental debtor in possession interim DIP Facility. As a result, the Company has total working capital availability of approximately $21.0 million until February 28, 1995, the date the DIP Facility expires. Borrowings under the DIP Facility, together with such cash proceeds, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted thereunder. The Company is currently seeking to obtain permanent working capital financing which will require approval of the Bankruptcy Court.

Under the DIP Facility, Foothill agreed to make revolving loans to the account of the Company in an aggregate principal amount not to exceed the Borrowing Base (as defined in the DIP Facility) up to $5.0 million at any time. The obligations of the Company under the DIP Facility are collateralized by a lien on inventory and certain rights to payment arising from the sale of inventory and related assets and are an allowed administrative expense claim with priority over certain other administrative expenses.

The DIP Facility provides that interest upon advances made pursuant thereto will accrue at the rate of 3% per annum in excess of the Reference Rate (as defined in the DIP Facility), payable monthly in arrears. The DIP Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such defaulted amount shall be 4.5% per annum in excess of the Reference Rate, payable on demand.

The DIP Facility imposes limitations on the Company with respect to, among other things, (i) subject to certain exceptions, the creation or incurrence of liens,
(ii) consolidations, mergers, and, subject to certain exceptions, sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) the making of capital expenditures in excess of specified levels, (v) subject to certain exceptions, the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates.

RESULTS OF OPERATIONS

FISCAL 1994 COMPARED TO THE 52 WEEKS ENDED OCTOBER 30, 1993 ("FISCAL 1993")

REVENUES. Revenues of $237.9 million for Fiscal 1994 decreased 5.2% on a total store basis from $251.0 million for Fiscal 1993. Comparable store revenues decreased 6.4% for Fiscal 1994 as compared to Fiscal 1993. Management believes that revenues have been affected by (i) slow reaction to a changing consumer,
(ii) an unprecedented increase of approximately 1.7 million square feet of mass merchant/discount retail space since the Fall of 1993 in the Alaska market,
(iii) the continued sluggish economy in the Seattle/Tacoma market and (iv) the general lower demand for apparel being experienced by the Company and many other apparel retailers.

GROSS PROFIT. Gross profit, as a percentage of revenues (excluding the effect of non-cash charges of $12.6 million in Fiscal 1994 and $1.2 million in Fiscal
1993), decreased 1.4% for Fiscal 1994, to 36.5% from 37.9% of revenues in Fiscal 1993. The non-cash charges increased $11.4 million in Fiscal 1994 primarily due to a $10.0 million charge to reduce the step-up in inventory (recorded in connection with the Recapitalization in October 1992 pursuant to the provisions of purchase accounting and the use of the LIFO method of valuing inventory) to net realizable value. Management believes that the decrease in gross profit is attributable to (i) planned inventory levels that supported turns at less than the industry norm, (ii) higher markdowns resulting from lower sales volume which necessitated extensive clearance pricing to maintain planned inventory levels and (iii) lower markups on merchandise due to changes in mix of business.

The Company's new management has developed and commenced the implementation of new merchandising strategies, which are designed to: (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base; (ii) reduce or eliminate low-margin items and departments and add higher margin goods; and (iii) reduce inventory levels and increase inventory turns. The Company has also initiated a new policy to mark-down and clear out old and obsolete merchandise within its respective season. If new management's strategy is successful, the Company anticipates that both revenues and gross margin dollars may increase. However, there can be no assurances that such strategy will be successful.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $88.5 million (or 37.2% of revenues) for Fiscal 1994 increased compared to $84.2 million (or 33.5% of revenues) for Fiscal 1993. While cost containment measures were successful in stabilizing or reducing most operating expenses, these measures were more than offset by (i) increased advertising expenditures which management believed were necessary to maintain a competitive stance in the Company's markets, (ii) legal expenditures required to defend against certain lawsuits (see "Item 3 - Legal Proceedings"), (iii) less favorable experience in the Company's self-insured medical program and (iv) costs associated with the change in management.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $11.4 million for Fiscal 1994 remained relatively flat as compared to the comparable period in the prior year. The increase in depreciation and amortization associated with newly acquired assets was offset by reductions due to assets becoming fully depreciated or amortized.

STORE CLOSURE COSTS. Store closure costs of $7.2 million for Fiscal 1994 reflect the Company's estimate of write-offs to be made and costs to be incurred in connection with certain store closures (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures", "Item 2 - Properties" and Note 14 of the Notes to the Consolidated Financial Statements contained elsewhere in this document). As the store closure costs consist primarily of non-cash write-offs, the Company currently anticipates that the net cash outlay will be approximately $1.0 million.

INTEREST EXPENSE. Interest expense of $11.6 million ($8.1 million cash and $3.5 million non-cash) for Fiscal 1994 decreased from $12.5 million (all cash) for Fiscal 1993. The decrease in interest expense is primarily a result of (i) the repurchase of $13.0 million of the Company's 10-1/4% Notes in connection with the Infusion and (ii) the reversal of $0.6 million of accrued interest previously established as a liability for settlement of an examination of the Company's Federal income tax returns (see Note 7 of the Notes to the Consolidated Financial Statements contained elsewhere in this document), partially offset by (i) the Cash Interest Deferral Amendment (hereinafter defined) and the Company's election to accrue interest at the PIK Interest rate of 13% for the November 1, 1994 interest payment and (ii) increased interest expense associated with higher borrowing levels and higher interest rates under the Company's existing working capital facility.

OTHER. Other expense of $0.4 million for Fiscal 1994 reflects the write-off of the pro-rata portion of the deferred financing costs attributable to the $13.0 million of 10-1/4% Notes repurchased pursuant to the Infusion.

NET LOSS. The Fiscal 1994 net loss of $44.5 million increased $33.6 million compared to the net loss of $10.9 million for Fiscal 1993 primarily as a result of (i) the $19.7 million decrease in gross profit dollars, $10.0 million of which is attributable to the net realizable value adjustment to inventory, (ii) the $7.2 million charge for store closure costs, (iii) higher operating and administrative expenses and (iv) the $3.0 million reversal of a deferred tax credit recognized during Fiscal 1993 offset, in part, by (i) the reversal of $0.4 million of accrued taxes and the $0.6 million of accrued interest previously established as a liability for settlement of an examination of the Company's Federal income tax returns (see Note 7 of the Notes to the Consolidated Financial Statements contained elsewhere in this document) and (ii) lower interest expense.

FISCAL 1993 COMPARED TO THE 52 WEEKS ENDED OCTOBER 31, 1992 ("FISCAL 1992")

Results of operations for Fiscal 1993 and Fiscal 1992 are not necessarily comparable because of the effect of the Recapitalization, which was consummated on October 30, 1992. The Recapitalization reduced the Company's total indebtedness by $63.6 million. The gain which resulted from the cancellation of debt associated with the Recapitalization has been reflected as an extraordinary item for Fiscal 1992.

REVENUES. On a total store basis, revenues decreased 2.8% to $251.0 million for Fiscal 1993 as compared to $258.1 million for Fiscal 1992. The five stores opened during Fiscal 1993 and 1992 accounted for $3.1 million of incremental revenues in Fiscal 1993. Comparable store revenues decreased 3.8% for Fiscal 1993 from Fiscal 1992. The decline in total and comparable store revenues is a result of (i) the continued sluggish economy in the Pacific Northwest, (ii) the general lower demand for apparel being experienced by the Company and other apparel retailers and (iii) unseasonably cold weather in most of the Company's marketing regions during the summer selling season.

GROSS PROFIT. Gross profit, as a percentage of revenues, for Fiscal 1993, excluding the effect of non-cash charges of $1.2 million (an increase of $0.4 million over the prior year), decreased 1.6% to 37.9% from 39.5% of revenues in Fiscal 1992. The decrease is primarily attributable to increased promotional activity, which management believes was necessary and will continue to be necessary to maintain a strong presence in the Company's major markets and additional markdowns required to reduce its inventory of seasonal apparel.

OPERATING AND ADMINISTRATIVE. Operating and administrative expenses of $84.2 million for Fiscal 1993 remained relatively flat as compared to $83.8 million for Fiscal 1992. Company-wide cost containment measures and expense initiatives offset a $1.7 million increase in advertising expenditures, which management believes was necessary to maintain a strong presence in the Company's major markets. However, lower revenues resulted in an increase in operating and administrative expenses as a percent of revenues to 33.5% of revenues for Fiscal 1993 as compared to 32.5% of revenues for Fiscal 1992.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $11.2 million (or 4.5% of revenues) for Fiscal 1993 decreased from $13.3 million (or 5.1% of revenues) in Fiscal 1992. Approximately 40% of the $2.1 million decrease is due to a decline in amortization associated with the Company's private label credit card acquisition program costs, approximately 35% of the decrease is a result of assets becoming fully depreciated and approximately 25% is attributable to a reduction in capitalized deferred financing costs as a result of the Recapitalization.

INTEREST. Interest expense decreased 46.6% to $12.5 million in Fiscal 1993 from $23.4 million in Fiscal 1992 due to reductions in the Company's debt and effective interest rate pursuant to the Recapitalization.

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM. The loss from continuing operations of $10.9 million for Fiscal 1993 reflects an improvement of $8.7 million as compared to the loss from continuing operations of $19.6 million for Fiscal 1992. Although gross profit was down as a result of lower revenues, the Company's loss from continuing operations was principally reduced as a result of (i) lower interest expense, (ii) a $3.0 million tax benefit associated with the reversal of deferred tax credits which were recorded in connection with the Recapitalization and (iii) a decrease in depreciation and amortization.

NET LOSS. The Company reported a net loss of $10.9 million for Fiscal 1993 as compared to net income of $4.3 million for Fiscal 1992, which included a $23.6 million gain on extinguishment of debt in connection with the Recapitalization.

CASH FLOW

The Company used $5.4 million of cash for operating activities for Fiscal 1994 as compared to the $0.9 million provided by operating activities in Fiscal 1993. The $6.3 million increase in cash used by operating activities in Fiscal 1994 is primarily due to a reduction in gross profit and higher operating and administrative expenses.

The Company utilized $3.7 million of cash for investing activities in Fiscal 1994 as compared to $6.0 million in Fiscal 1993. The $2.3 million decrease in cash used for investing activities is primarily due to decreased capital expenditures in Fiscal 1994 as compared to Fiscal 1993, offset by $0.5 million of proceeds released from escrow received in Fiscal 1993 (see Note 15 of the Notes to the Consolidated Financial Statements included elsewhere in this document).

The $3.9 million increase in cash generated from financing activities is due to higher borrowings under the Company's existing working capital facility in Fiscal 1994 as compared to Fiscal 1993.

CAPITAL EXPENDITURES

During Fiscal 1994, the Company determined that three of its Greater Portland, Oregon full-line stores and all five of its Lamonts For Kids children's stores should be closed because of poor performance. These closures were to complete the Company's planned closures of underperforming stores, a process which began with the closure of the Company's Clackamas Promenade store in August 1993. However, in connection with its operational restructuring, the Company has received permission from the Bankruptcy Court to close six additional underperforming stores. The six stores slated for closing are located in Vancouver, Everett and Lakewood, Washington; Medford, Oregon; Ogden, Utah; and the downtown outlet center in Spokane, Washington. As store closure costs consist primarily of non-cash write-offs, the Company currently estimates that the net cash outlay associated with these closures will be modest. (See Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this document.)

In October 1993, the Company was advised by the owners of its University Village (Seattle, Washington) location that they intended to terminate the Company's lease for the existing 84,000 square foot full-line store in October 1994. The Company was unable to reach an agreement with such owners to locate a new 40,000 square foot full-line store within the same shopping center. Accordingly, the Company closed the University Village store in October 1994.

On May 18, 1994, the Company signed a lease agreement to open a new 36,000 square foot full-line store during March 1995 in a 465,000 square foot shopping center in Issaquah, Washington. This will be the Company's fourth store in the eastside portion of the Seattle/Tacoma market and will require an initial net fixed investment of approximately $0.3 million.

OTHER

The Company has never declared or paid cash dividends on its Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements, the financial condition of the Company, and such other factors as the Company's Board of Directors may consider. The ability of the Company to pay dividends is directly and indirectly restricted under the terms of the DIP Facility. Such restrictions prohibit the payment of dividends for the foreseeable future. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends.

SEASONALITY

The Company's sales are seasonal, with the Christmas Season (first quarter) generally its strongest quarter. The table below sets forth the impact of seasonality on the Company's business for Fiscal 1994 and Fiscal 1993 (dollars in thousands):

                       1st Qtr    2nd Qtr    3rd Qtr     4th Qtr       Total
                       -------    -------    -------     -------       -----
FISCAL 1994
   Revenues            $77,737     $48,503    $54,994     $56,688     $237,922
   % Contribution        32.7%       20.4%      23.1%       23.8%

FISCAL 1993
   Revenues             79,824      50,102     58,722      62,367      251,015
   % Contribution        31.8%       20.0%      23.4%      24.8%


INFLATION

The primary items impacted by inflation include the cost of merchandise, utilities, and labor. Retail sales prices are generally set to reflect such inflationary increases, the effects of which cannot be readily determined. Management of the Company believes that inflationary factors have had a minimal effect on the Company's operations during the past three years.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements and Schedules on page 23 for the Company's consolidated financial statements and notes thereto and supplementary schedules. All other schedules have been omitted as not required or not applicable or because the information required to be presented is included in the consolidated financial statements and related notes.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

The definitive proxy statement to be filed within 120 days after the end of the fiscal year is incorporated herein by reference to fulfill the requirements of
Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Report

     1. FINANCIAL STATEMENTS OF LAMONTS APPAREL, INC. - Reference is made to the Index to Consolidated Financial Statements on page 23.

     2. FINANCIAL STATEMENT SCHEDULES - All schedules have been omitted as they are either not required or not applicable or because the information required to be presented is included in the financial statements and related notes.

     3. EXHIBITS. The exhibits listed below will be furnished to any security holder upon written request for such exhibit, and payment of any reasonable expenses incurred by Lamonts Apparel, Inc., to the Corporate Secretary, 3650 131st Avenue SE, Bellevue, Washington 98006.

          Exhibit
          Number         Description of Document
          --------       -----------------------

          3.1 Amended and Restated Certificate of Incorporation of the Registrant. (6)

          3.2        Amended and Restated By-laws of the Registrant.*

          4.1        Specimen Stock Certificate. (5)

          4.2 Indenture (the "Indenture"), dated October 30, 1992 between the Registrant and First Trust National Association, as Trustee (the "Trustee"), relating to the Registrant's 10-1/4% Senior Subordinated Notes due 1999
                     (the "Notes"). (4)

          4.3 First Supplemental Indenture to the Indenture dated October 30, 1992. (5)

          4.4 Second Supplemental Indenture to the Indenture dated December 1, 1993. (7)

          4.5 Third Supplemental Indenture to the Indenture dated June 10, 1994. (8)

          4.6 Fourth Supplemental Indenture to the Indenture dated October 18, 1994.*

          4.7 Security Agreement dated October 30, 1992 between the Registrant and the Trustee (the "Security Agreement"). (4)

          4.8        First Amendment to Security Agreement dated December 1,
                     1993. (7)

          4.9 Indenture (the "13-1/2% Indenture") dated as of January 31, 1986 (including the form of 13-1/2% Senior Subordinated Guaranteed Note), among the Registrant, Texstyrene Plastics, Inc. ("TPI") and Bankers Trust Company, as Trustee (the "13-1/2% Trustee") relating to the Registrants 13-1/2% Senior Subordinated Guaranteed Notes due February 15, 1995.(1)

          4.10 First Supplemental Indenture to the 13-1/2% Indenture dated December 30, 1986, among the Registrant, TPI and the 13-1/2% Trustee. (3)

          4.11 Second Supplemental Indenture to the 13-1/2% Indenture dated October 4, 1988, among the Registrant, TPI and the 13-1/2% Trustee. (2)

          4.12 Third Supplemental Indenture to the 13-1/2% Indenture dated October 29, 1992, among the Registrant, TPI and the 13-1/2% Trustee. (4)

          4.13 Warrant Agreement dated September 21, 1992 between the Registrant and Society National Bank, as Warrant Agent. (4)

          4.14 Warrant Agreement dated June 10, 1994 between the Registrant and the other parties thereto (including the form of Warrant attached thereto as Exhibit A). (8)

          4.15 Exchange Agreement, dated October 18, 1994, between the Registrant and the holders of the Notes.*

          10.1 Consulting Agreement dated October 30, 1992, between the Registrant and The Thompson Company. (4)(10)

          10.2       Form of Nonstatutory Stock Option Agreement dated
                     September 14, 1992, between the Registrant and each of Leonard M. Snyder, Frank E. Kulp, Andrew A. Giordano, Peter Aaron and Wallace D. Holznagel. (4)(10)

          10.3       Form of Nonstatutory Stock Option Agreement dated
                     September 14, 1992, between the Registrant and each officer of the Registrant other than its executive officers.
                     (4)(10)

          10.4 Form of Option Exchange Agreement dated September 14, 1992, between the Registrant and each officer of the Registrant.
                     (4)(10)

          10.5 Lamonts Apparel, Inc. 1992 Incentive and Nonstatutory Stock Option Plan. (4)(10)

          10.6 Employment Agreement dated October 16, 1994, between the Registrant and Alan Schlesinger.(10)*

          10.7 Modification to Employment Agreement dated January 5, 1995 between the Registrant and Alan Schlesinger.(10)*

          10.8 Employment Agreement dated December 28, 1994, between the Registrant and Loren Rothschild.(10)*

          10.9 Executive Employment Agreement dated October 30, 1992, between the Registrant and Leonard M. Snyder. (4)(10)

          10.10 Resignation Agreement dated November 14, 1994, between the Registrant and Leonard M. Snyder.(10)*

          10.11 Executive Employment Agreement dated October 30, 1992, between the Registrant and Frank E. Kulp. (4)(10)

          10.12 Resignation Agreement dated November 14, 1994, between the Registrant and Frank E. Kulp.(10)*

          10.13 Executive Employment Agreement dated June 17, 1993, between the Registrant and Earle J. Spokane. (6)(10)

          10.14 Executive Employment Agreement dated October 30, 1992, between the Registrant and Peter Aaron. (4)(10)

          10.15 Executive Employment Agreement dated October 30, 1992, between the Registrant and Wallace D. Holznagel. (4)(10)

          10.16 Loan and Security Agreement (the "Foothill Agreement") dated January 13, 1994, between the Registrant and Foothill Capital Corporation ("Foothill"). (7)

          10.17 Amendment Number One to the Foothill Agreement dated June 27, 1994. (9)

          10.18 Letter Agreement dated October 13, 1994, between the Registrant and Foothill.*

          10.19 Depository Account Agreement dated January 21, 1994, among the Registrant, Foothill and Seafirst National Bank. (7)

          10.20 Loan and Security Agreement dated January 12, 1995 between the Registrant, as debtor in possession, and Foothill.*

          10.21 Equity Registration Rights Agreement dated October 30, 1992 among the Company and the parties listed on the signature pages thereto. (4)

          10.22 Debt Registration Rights Agreement dated October 30, 1992 among the Company and the holders listed on the signature pages thereto. (4)

          10.23 Stockholders Voting Agreement dated October 30, 1992 among the Company and the holders of Common Stock of the Company listed on the signature pages thereto. (4)


          10.24 Form of Indemnification Agreement dated October 30, 1992, between the Registrant and each director and officer of the Registrant. (4)

          10.25 Credit Card Plan Agreement dated June 20, 1988, as amended September 30, 1992, between the Registrant and National City Bank, Columbus (formerly BancOhio National Bank) (the "Credit Card Plan Agreement"). (5)

          10.26 Amendment No. 2 dated March 30, 1994 to the Credit Card Plan Agreement. (8)

          10.27 Letter Agreement dated November 2, 1994 to the Credit Card Plan Agreement.*

          10.28 Computer Services Agreement dated November 1, 1991, between the Registrant and Infotech Corporation. (5)

          11          Computation of Per Share Earnings.*

          21          Subsidiaries of the Registrant. (6)

          23          Consent of Coopers & Lybrand LLP.*

          27          Financial Data Schedule.*

__________

*    Filed herewith

     (1) Incorporated by reference from Registration Statement Nos. 33-2292 and 33-2292-01 of the Registrant and TPI, respectively, as filed with the Commission on December 19, 1985, and as amended on January 3, 1986, January 29, 1986, February 6, 1986 and February 11, 1986.

     (2) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on November 10, 1988.

     (3) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with the Commission on March 31, 1989.

     (4) Incorporated by reference from Current Report on Form 8-K of the Registrant as filed with the Commission on November 13, 1992.

     (5) Incorporated by reference from Registration Statement No. 33-56038 of the Registrant, initially filed with the Commission on December 22, 1992.

     (6) Incorporated by reference from Registration Statement No. 33-68720 of the Registrant, initially filed with the Commission on September 14, 1993.

     (7) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with the Commission on January 28, 1994.

     (8) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on June 14, 1994.

     (9) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on September 13, 1994.

     (10) Management contract or other compensatory plan, contract or arrangement between the Registrant and any director or named executive officer of the Registrant.

(b)  Reports filed on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    LAMONTS APPAREL, INC.

                    By:  /s/ EARLE J. SPOKANE
                         --------------------
                         EARLE J. SPOKANE
                         Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary


Date:     January 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    SIGNATURE                           TITLE                                   DATE

/s/ Alan R. Schlesinger        Chairman of the Board, Chief
- -----------------------
Alan R. Schlesinger            Executive Officer, President and
                               Director (Principal Executive Officer)      January 27, 1995


/s/ Loren R. Rothschild        Vice Chairman of the Board, Chief
- -----------------------
Loren R. Rothschild            Administrative Officer and Director         January 27, 1995


/s/ Earle J. Spokane           Executive Vice President, Chief             January 27, 1995
- -----------------------
Earle J. Spokane               Financial Officer, Treasurer
                               and Assistant Secretary (Principal
                               Financial and Accounting Officer)

                              LAMONTS APPAREL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


F-1    Report of Independent Accountants

F-2    Consolidated Balance Sheets - October 29, 1994 and October 30, 1993.

F-3 Consolidated Statements of Operations for the 52 Weeks Ended October 29, 1994, October 30, 1993 and October 31, 1992.

F-4 Consolidated Statements of Changes in Stockholders' Equity for the 52 Weeks Ended October 29, 1994, October 30, 1993 and October 31, 1992.

F-5 Consolidated Statements of Cash Flows for the 52 Weeks Ended October 29, 1994, October 30, 1993 and October 31, 1992.

F-7    Notes to Consolidated Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Stockholders and Board of Directors
Lamonts Apparel, Inc.

We have audited the accompanying consolidated balance sheets of Lamonts Apparel, Inc. as of October 29, 1994 and October 30, 1993 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the 52 weeks ended October 29, 1994, October 30, 1993 and October 31, 1992. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lamonts Apparel, Inc. as of October 29, 1994 and October 30, 1993 and the results of its operations and its cash flows for the 52 weeks ended October 29, 1994, October 30, 1993 and October 31, 1992, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, on January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code. These matters raise substantial doubt about its ability to continue as a going concern and recover the carrying amounts of its assets, including the excess of cost over net assets acquired. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





COOPERS & LYBRAND L.L.P.



Seattle, Washington
January 26, 1995

                              LAMONTS APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      OCTOBER 29,                              OCTOBER 30,
                                                                          1994                                    1993
                                                                      -----------                              -----------
Current Assets:
  Cash                                                                   $2,694                                  $2,925
  Receivables, net                                                        1,994                                   3,155
  Inventories                                                            61,713                                  82,312
  Prepaid expenses and other                                              5,924                                   5,970
  Restricted cash and escrow                                                                                        470
                                                                     ----------                              ----------
     Total current assets                                                72,325                                  94,832

Property and equipment                                                   54,661                                  64,026
Leasehold interests                                                       5,241                                   5,811
Excess of cost over net assets acquired                                  13,730                                  14,091
Deferred financing costs                                                  3,617                                   2,160
Restricted cash                                                           1,884                                   1,766
Other assets                                                              1,131                                   1,023
                                                                     ----------                              ----------
     Total assets                                                      $152,589                                $183,709
                                                                     ----------                              ----------
                                                                     ----------                              ----------

Current Liabilities:
  Borrowings under working capital facility                             $24,593                                 $13,700
  Accounts payable                                                       16,151                                  17,162
  Accrued payroll and related costs                                       4,979                                   3,476
  Accrued taxes                                                           1,699                                   1,841
  Accrued interest                                                        1,249                                   5,784
  Accrued store closure costs                                             3,557                                     214
  Other accrued expenses                                                  8,047                                   8,158
  Current maturities of long term debt                                      796
  Current maturities of obligations under capital leases                  1,316                                   1,437
                                                                     ----------                              ----------
     Total current liabilities                                           62,387                                  51,772
                                                                     ----------                              ----------

Long Term Liabilities:
  Long term debt
     Related party                                                       66,026                                  75,000
     Other                                                                                                          796
  Obligations under capital leases                                       14,616                                  17,334
  Other                                                                   2,000                                   2,599
                                                                     ----------                              ----------
     Total long term liabilities                                         82,642                                  95,729
                                                                     ----------                              ----------

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 and
    15,000,000 shares authorized, respectively;
    17,875,230 and 8,931,484 shares issued and
    outstanding, respectively                                               179                                      89
  Additional paid in capital                                             62,777                                  46,990
  Accumulated deficit                                                   (55,396)                                (10,871)
                                                                     ----------                              ----------
     Total stockholders' equity                                           7,560                                  36,208
                                                                     ----------                              ----------

     Total liabilities and stockholders' equity                        $152,589                                $183,709
                                                                     ----------                              ----------
                                                                     ----------                              ----------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            52 WEEKS ENDED
                                                                               -----------------------------------------

                                                                               OCTOBER 29,    OCTOBER 30,    OCTOBER 31,
                                                                                  1994           1993           1992
                                                                               ---------      ----------     ----------
Revenues                                                                        $237,922        $251,015       $258,096
Cost of merchandise sold                                                         163,697         157,098        156,940
                                                                               ---------       ---------      ---------
   Gross profit                                                                   74,225          93,917        101,156
                                                                               ---------       ---------      ---------

Operating and administrative expenses                                             88,520          84,176         83,798
Depreciation and amortization                                                     11,441          11,164         13,290
Store closure costs                                                                7,200
                                                                               ---------       ---------      ---------
    Operating costs                                                              107,161          95,340         97,088
                                                                               ---------       ---------      ---------

Earnings/(loss) from continuing
  operations before other income
  (expense), income tax provision/(benefit)
  and extraordinary item                                                         (32,936)         (1,423)         4,068

Other income (expense):
  Interest expense
    Cash                                                                          (8,130)        (12,477)        (9,936)
    Non-cash                                                                      (3,490)                       (13,417)
  Other                                                                             (369)             29            417
                                                                               ---------       ---------      ---------

Loss from continuing operations before
  income tax provision/(benefit) and
  extraordinary item                                                             (44,925)        (13,871)       (18,868)

Income tax provision/(benefit)                                                      (400)         (3,000)           710
                                                                               ---------       ---------      ---------

Loss from continuing operations                                                  (44,525)        (10,871)       (19,578)

Gain on disposal of discontinued
  operations                                                                                                        283
                                                                               ---------       ---------      ---------

Loss before extraordinary item                                                   (44,525)        (10,871)       (19,295)

Extraordinary item-gain on extinguishment
  of debt                                                                                                        23,572
                                                                               ----------       ---------     ----------

Net earnings/(loss)                                                             ($44,525)       ($10,871)        $4,277
                                                                               ----------       ---------     ----------
                                                                               ----------       ---------     ----------

                                                                                                                         Fully
                                                                                 Primary         Primary     Primary    Diluted
                                                                                 --------        --------    --------   --------
Earnings/(loss) per common share:
  Loss from continuing operations                                                 ($3.05)         ($1.22)    ($82.84)   ($65.96)
  Gain on disposal of
    discontinued operations                                                                                     1.20       0.95
  Extraordinary item-gain on
    extinguishment of debt                                                                                     99.74      79.42
                                                                                  -------         -------     -------    -------
  Net earnings/(loss)                                                             ($3.05)         ($1.22)     $18.10     $14.41
                                                                                  -------         -------     -------    -------
                                                                                  -------         -------     -------    -------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                      Additional
                                               Preferred              Common            paid-in           Accumulated
                                               stock                  stock            capital              deficit
                                             ----------            ----------        ----------          -----------
Balance, November 2, 1991                      $11,000                 $56             $18,893            ($31,449)

     Net earnings for the 52 weeks
       ended October 31, 1992                                                                                4,277

     One-for-30 reverse stock split                                    (54)                 54

     Adjustments to equity resulting
       from Recapitalization                   (11,000)                 87              29,417              27,172

     Costs associated with
       placement of common stock                                                        (1,680)
                                             ----------            ----------        ----------          -----------

Balance, October 31, 1992                            0                  89              46,684                   0

     Net loss for the 52 weeks
       ended October 30, 1993                                                                              (10,871)

     Compensation expense related
       to stock option plan                                                                306
                                             ----------            ----------        ----------          -----------

Balance, October 30, 1993                            0                  89              46,990             (10,871)

     Net loss for the 52 weeks
       ended October 29, 1994                                                                              (44,525)

     Issuance of Series A Preferred                 45                                  12,990
       stock pursuant to the Infusion,
       net of issuance costs

     Conversion of Series A Preferred
       Stock into Common Stock                     (45)                 89                 (44)

     Options exercised                                                   1

     Issuance of warrants                                                                2,205

     Compensation expense related
       to stock option plan                                                                636

                                             ----------            ----------        ----------          -----------
Balance, October 29, 1994                           $0                $179             $62,777            ($55,396)
                                             ----------            ----------        ----------          -----------
                                             ----------            ----------        ----------          -----------

   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          52 WEEKS ENDED
                                                             -----------------------------------------
                                                              OCTOBER 29,    OCTOBER 30,   OCTOBER 31,
                                                                 1994           1993           1992
                                                             -----------     -----------   -----------

Cash flows from operating activities:
  Net earnings/(loss)                                          ($44,525)      ($10,871)        $4,277

Adjustments to reconcile net earnings/(loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization                                11,441         11,164         13,290
    Store closure costs                                           6,129
    Non-cash interest, including interest
      paid-in-kind and amortization of debt discount              3,490                        13,417
    Gain on extinguishment of debt                                                            (23,572)
    Write-off of deferred financing fees                            369
    Income taxes                                                   (400)        (3,000)
    Stock option expense                                            636            306            942
    Gain on disposition of business operations                                                   (283)
    Net realizable value adjustment to inventory                 10,000
    Other                                                           104           (388)            91
Net change in current assets and liabilities                      7,342          3,706         (1,419)
                                                              ---------      ---------      ---------
  Net cash provided (used) by
    operating activities                                         (5,414)           917          6,743
                                                              ---------      ---------      ---------

Cash flows from investing activities:
    Capital expenditures                                         (3,889)        (6,522)        (3,655)
    Proceeds from escrow                                                           500
    Other                                                           228              8           (485)
                                                              ---------      ---------      ---------
  Net cash used by investing activities                          (3,661)        (6,014)        (4,140)
                                                              ---------      ---------      ---------

Cash flows from financing activities:
    Proceeds from sale of preferred stock                        13,399
    Payment of long-term debt                                   (13,000)
    Borrowings under working capital facility                   194,768         72,850         45,325
    Principal payments under working
      capital facility                                         (183,875)       (64,950)       (43,825)
    Principal payments on obligations
      under capital leases                                       (1,484)        (1,331)        (1,144)
    Payments of financing costs                                    (805)        (1,495)        (2,687)
    Other                                                          (159)          (140)          (124)
                                                              ---------      ---------      ---------
  Net cash provided (used) by financing
     activities                                                   8,844          4,934         (2,455)
                                                              ---------      ---------      ---------

Net increase (decrease) in cash                                    (231)          (163)           148

Cash, beginning of period                                         2,925          3,088          2,940
                                                              ---------      ---------      ---------

Cash, end of period                                              $2,694         $2,925         $3,088
                                                              ---------      ---------      ---------
                                                              ---------      ---------      ---------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               52 WEEKS ENDED
                                                    ------------------------------------------

                                                    OCTOBER 29,     OCTOBER 30,    OCTOBER 31,
                                                       1994           1993            1992
                                                    -----------     -----------    -----------
Reconciliation of net change in
  current assets and liabilities

(Increase) decrease in accounts receivable             $1,144          ($423)          $486
(Increase) decrease in inventory (excluding
  adjustment for net realizable value)                  9,895          2,912         (2,646)
(Increase) decrease in prepaid expenses                  (907)         2,318         (3,581)
Increase (decrease) in accounts payable                (1,012)        (4,718)         2,397
Increase (decrease) in accrued interest                (3,982)         4,349            136
Increase (decrease) in other accrued expenses           2,149           (466)         1,949
(Increase) decrease in other working capital               55           (266)          (160)
                                                    ---------       ---------      ---------
                                                       $7,342         $3,706        ($1,419)

                                                    ---------       ---------      ---------
                                                    ---------       ---------      ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash interest payments made                           $12,178         $8,129         $9,799
Non-Cash Transactions:
  Refinancing of debt, net                                                           23,572
  Issuance of debt in payment of interest               4,026                         1,616
  Issuance of warrants                                  2,205
  Conversion of Series A Preferred Stock
    into Common Stock                                      89




   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 29, 1994


NOTE 1 - SUBSEQUENT EVENT

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company") filed a voluntary petition for relief (the "Filing") under chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Washington at Seattle (the "Bankruptcy Court"), seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as a debtor in possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. As a debtor in possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

As a result of the Filing, the Company is currently in default under all of its funded debt agreements in effect prior to the Petition Date. As a result, all unpaid principal of, and accrued prepetition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid prepetition interest is prohibited during the pendency of the Company's
Chapter 11 case.

In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 proceedings, a review is being undertaken of all the Company's obligations under its executory contracts, including real property leases.

On January 12, 1995, the Bankruptcy Court (i) authorized the Company to use all cash proceeds of collateral under the Company's existing working capital facility with Foothill Capital Corporation ("Foothill") and (ii) granted final approval of a $5.0 million aggregate amount supplemental debtor in possession interim working capital facility between the Company and Foothill providing for working capital loans (the "DIP Facility"). As a result, the Company has total working capital availability of approximately $21.0 million until February 28, 1995, the date the DIP Facility expires. Borrowings under the DIP Facility, together with such cash proceeds, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted thereunder. The Company is currently seeking to obtain permanent working capital financing which will require approval of the Bankruptcy Court.

Under the DIP Facility, Foothill agreed to make revolving loans to the account of the Company in an aggregate principal amount not to exceed the Borrowing Base (as defined in the DIP Facility) up to $5.0 million at any time. The obligations of the Company under the DIP Facility are collateralized by a lien on inventory and certain rights to payment arising from the sale of inventory and related assets and are an allowed administrative expense claim with priority over certain other administrative expenses.

The DIP Facility provides that interest upon advances made pursuant thereto will accrue at the rate of 3% per annum in excess of the Reference Rate (as defined in the DIP Facility), payable monthly in arrears. The DIP Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such defaulted amount shall be 4.5% per annum in excess of the Reference Rate, payable on demand.

The DIP Facility imposes limitations on the Company with respect to, among other things, (i) subject to certain exceptions, the creation or incurrence of liens,
(ii) consolidations, mergers, and, subject to certain exceptions, sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) the making of capital expenditures in excess of specified levels, (v) subject to certain exceptions, the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates.

On January 20, 1995, the Company received permission from the Bankruptcy Court to close six additional underperforming stores (see Note 14 for discussion of store closures during the 52 weeks ended October 29, 1994). The additional six stores slated for closing, which represent approximately 5.3% of the Company's 1994 (hereinafter defined) revenues, are located in Vancouver, Everett and Lakewood, Washington; Medford, Oregon; Ogden, Utah; and the outlet center in Spokane, Washington. Subject to court approval of the rejection of the leases, the closure of these six additional stores is estimated to result in additional store closure costs of approximately $3.0 million and a reduction of future minimum rental commitments of approximately $19.0 million, for periods reported after the Petition Date.

As of the Petition Date, payment of liabilities to unsecured creditors, including trade creditors and noteholders, and pending litigation against the Company at the date of the filing are stayed while the Company continues its business operations as debtor-in-possession.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's recurring losses from operations and the related Chapter 11 Filing raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements, including amounts recorded for the excess of cost over net assets acquired. The financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

NOTE 2 - BACKGROUND AND BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. On October 30, 1992, the Company completed a comprehensive recapitalization (the "Recapitalization"). Prior to the Recapitalization, the Company was named Lamonts Corporation and was the holding company for Lamonts Apparel, Inc., its sole operating subsidiary ("Apparel"). Concurrent with the Recapitalization, Apparel was merged with and into Lamonts Corporation whose name was changed to Lamonts Apparel, Inc.

Pursuant to the Recapitalization, the Company, among other things, issued (a) an aggregate of $75.0 million in principal amount of its 10-1/4% Senior Subordinated Notes due 1999 (the "10-1/4% Notes") (reduced to $62.0 million after the Infusion, hereinafter defined) and (b) issued 8,080,734 shares of its common stock, par value $.01 per share ("Common Stock"), in exchange for $138.6 million (after original issue discount) of outstanding debt (including a majority of the Company's 13-1/2% Senior Subordinated Guaranteed Notes due February 15, 1995 (the "Senior Subordinated Notes")) and the transfer of a $2.0 million promissory note held by the Company (the "Promissory Note") to one of its debtholders. In addition, the Company's 9-1/2% Convertible Exchangeable Preferred Stock, par value $15 per share, (the "Old Preferred Stock"), was converted into 622,600 shares of Common Stock. Approximately $796,000 in principal amount of the Company's Senior Subordinated Notes remain outstanding. As a result of the Recapitalization, the holders of Common Stock outstanding prior to the Recapitalization held 2.09% of the Common Stock outstanding immediately following the Recapitalization. In connection with the Recapitalization, the Company recorded an extraordinary gain on extinguishment of debt of $23.6 million.

The Recapitalization resulted in a change of ownership of approximately 98% of the Common Stock of the Company and was reported as a complete reorganization at October 30, 1992. Purchase accounting was applied in accordance with the provisions of Accounting Principles Board Opinion No. 16. Accordingly, at October 30, 1992, all assets and liabilities were re-valued at their estimated current fair market value and the excess of purchase price over the fair market value of the net assets acquired was allocated to excess of cost over net assets acquired.

In December 1993, the Company completed a capital infusion and debt reduction plan (the "Infusion") pursuant to which it received approximately $13.4 million from the issuance of 4,466,206 shares of its Series A Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), which, together with cash flow from operations was used to repurchase $13.0 million aggregate principal amount of the 10-1/4% Notes, at par, together with accrued interest through the repurchase date. Each share of the Series A Preferred Stock automatically converted into two shares of the Company's Common Stock on March 14, 1994, the effective date of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 15.0 million to 40.0 million shares. In connection with the Infusion, the terms of the 10-1/4% Notes were amended to, among other things, prospectively reduce the interest rate thereof from 11-1/2% (original rate at issuance) to 10-1/4%.

All significant intercompany transactions and account balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to October 31. The last three fiscal years are comprised of the 52 weeks ended October 29, 1994 ("1994"), October 30, 1993 ("1993") and October 31, 1992 ("1992").

INVENTORIES

Inventories are valued at the lower of cost (using the retail last-in, first-out ("LIFO") method) or net realizable value. At October 30, 1992, as a result of the Recapitalization, the purchase price allocated to merchandise inventories was computed based on the estimated selling prices of such merchandise less the costs of disposal and a profit for the selling effort. As a result of purchase accounting and the use of the LIFO method (the "Step-up"), the carrying value of the Company's inventories at October 29, 1994 and October 30, 1993, exceeded the weighted average cost of inventories by $5.5 million (net of a reserve of $10.0 million) and $17.8 million, respectively. The reserve of $10.0 million was provided to reduce the Step-up to net realizable value.

PRE-OPENING EXPENSES

Certain costs incurred in connection with the opening of new stores are capitalized and amortized on a straight-line basis over twelve months commencing the month following the store opening.

RESTRICTED CASH AND ESCROW

Restricted cash and escrow include amounts held as a deposit by the Company's buying service for the Company's annual usage of international letters of credit, deposits for workers' compensation, and escrow associated with the sale of certain of the Company's former subsidiaries (see Note 15).

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation based on the following useful lives: buildings, 10-40 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements and property under capital leases, life of lease or useful life if shorter. Depreciation is computed using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for income tax purposes.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts of the Company and any gain or loss is reflected in the consolidated financial statements in the period the sale or retirement occurred. Maintenance and repair costs are expensed as incurred. Expenditures for renewals and betterments are generally capitalized.

Software development costs incurred in connection with significant upgrades of management information systems are capitalized. Amortization of capitalized software development costs begins when the related software is placed in service using the straight-line method over estimated useful lives of three to five years.

LEASEHOLD INTERESTS

In connection with the Recapitalization and the application of purchase accounting, the excess of the fair rental value of leased facilities under operating leases over the respective contractual rents has been recorded as an asset at its discounted net present value and is amortized on a straight-line basis over the respective remaining lease terms. The accumulated amortization of leasehold interests was $1.1 and $0.6 million at October 29, 1994 and October 30, 1993, respectively.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The Company evaluates the recoverability of the carrying amount of the excess of cost over net assets acquired by estimating future cash flows from operations. Management believes that after giving effect to its reorganization efforts and the Filing, the Company should generate cash flows from operations in the future sufficient to support this asset. However, because of the uncertainty surrounding the results of the Filing, there can be no assurance that such results will occur.

The excess of cost over the fair market value of net assets acquired pursuant to the Recapitalization is being amortized on a straight-line basis over 40 years. Accumulated amortization approximated $0.7 million and $0.4 million at October 29, 1994 and October 30, 1993, respectively.

DEFERRED FINANCING COSTS

Costs incurred in connection with the issuance of the Company's debt are amortized using the effective interest method over the term of the related indebtedness. In connection with the Cash Interest Deferral Amendment (see Note
8) the Company issued Warrants (the "1994 Warrants") initially to purchase up to an aggregate of approximately 2.0 million shares of Common Stock of the Company (or approximately 10% of the Common Stock outstanding after giving effect to the exercise of such warrants) to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. The issuance of the 1994 Warrants resulted in an increase of $2.2 million in deferred financing costs and additional paid in capital. The accumulated amortization of deferred financing costs approximated $1.2 million and $0.4 million at October 29, 1994 and October 30, 1993, respectively.

CASH EQUIVALENTS

The Company considers all short term investments with maturities of three months or less when purchased to be cash equivalents. Under the terms of the agreement for the Working Capital Facility (see Note 8), all cash from the sale of inventory collected by the Company is paid to the lender and applied to the outstanding balance.

NOTE 4 - EARNINGS (LOSS) PER COMMON SHARE

Primary earnings (loss) per common share have been computed by dividing net earnings (loss) by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect in years where there are earnings. The weighted average number of shares and equivalents outstanding were 14,583,038, 8,917,624, and 236,339 for 1994, 1993 and 1992, respectively. The weighted average number of shares and equivalents outstanding for 1992 were restated to reflect the one-for-30 reverse stock split which occurred in connection with the Recapitalization.

On a fully diluted basis, the weighted average number of shares and equivalents outstanding, adjusted to assume the conversion of the Old Preferred Stock, were 296,816 for 1992. Fully diluted earnings per share for 1994 and 1993 are not presented as (i) the warrants distributed on September 21, 1992 as a dividend to the holders of Common Stock of record as of September 1, 1992 (the "1992 Warrants"), (ii) the 1994 Warrants and (iii) the Series A Preferred Stock issued in connection with the Infusion, either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion is anti-dilutive.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment comprise the following (dollars in thousands):


                                               OCTOBER 29,       OCTOBER 30,
                                                  1994               1993
                                               -----------       -----------
     Land                                         $1,412            $1,412
     Buildings under capital leases               17,136            19,827
     Buildings and improvements                    7,594             7,594
     Leasehold improvements                       20,762            21,926
     Furniture, fixtures, and equipment           17,701            17,149
     Deferred software costs                       5,706             4,435
                                               -----------       -----------
                                                  70,311            72,343
     Less accumulated depreciation
     and amortization                            (15,677)           (8,801)
                                               -----------       -----------
                                                  54,634            63,542

     Construction in progress                         27               484
                                               -----------       -----------


                                                 $54,661            $64,026
                                               -----------       -----------
                                               -----------       -----------

Accumulated amortization for buildings under capital leases was $2.7 million at October 29,1994 and $2.0 million at October 30, 1993.

NOTE 6 - LEASES

The Company leases substantially all of its stores, some of its equipment and its office facility. Generally, store leases provide for minimum rentals (which, in some cases, include payment of taxes and insurance) and contingent rentals (based upon a percentage of sales in excess of a stipulated minimum). The majority of lease agreements cover periods from 20 to 30 years, including three to six renewal options of five years each.

Operating lease rental expense is summarized as follows (dollars in thousands):


                            1994        1993        1992
                           ------      ------      ------

Minimum rentals            $9,258      $9,313      $8,982
Contingent rentals            670         567         909
Sublease rentals             (710)       (684)       (677)
                           ------      ------      ------
                           $9,218      $9,196      $9,214
                           ------      ------      ------
                           ------      ------      ------

The Company had capital lease contingent rental expense of approximately $0.1 million and received sublease rentals of approximately $0.4 million during each of 1994, 1993 and 1992. Capital lease interest expense was $2.7 million, $2.9 million and $3.1 million during 1994, 1993 and 1992, respectively.

Future minimum rental payments (which have not been adjusted for leases that may be rejected as a result of the Company's Filing, see Note 1) as of October 29, 1994 under capital and operating leases are summarized as follows (dollars in thousands):


                                            CAPITAL            OPERATING
                                            LEASES               LEASES
                                           ---------           ----------
For the fiscal years -

                         1995                $3,633              $7,970
                         1996                 3,016               7,553
                         1997                 2,967               7,165
                         1998                 2,967               7,019
                         1999                 2,967               6,236

Thereafter                                   18,666              44,105
                                           ---------           ----------
Total minimum rental payments                34,216             $80,048
                                                               ----------
Less estimated executory costs                                  ---------
  (primarily taxes and insurance)              (135)

Less amounts representing interest          (18,149)
                                          ----------
Present value of obligations                 15,932
Less current portion                         (1,316)
                                          ----------

Long term obligations under capital leases  $14,616
                                          ----------
                                          ----------


In addition, the Company guarantees an operating lease, expiring February 1998 with one option to renew the lease for a term of three years, of a third party which operates a distribution center for the Company. At October 29, 1994, annual future minimum rentals of the operating lease relating to the distribution center are approximately $0.3 million per year.

NOTE 7 - INCOME TAXES

Effective November 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities using applicable enacted tax rates. Under the provisions of FAS 109, the Company elected not to restate prior years and has determined that the cumulative effect of implementation was immaterial.

The income tax provision/(benefit) from continuing operations is comprised of the following (dollars in thousands):

                1994          1993           1992
              --------      --------       --------

Current        ($400)                        $710
Deferred                    ($3,000)
              --------      --------       --------
               ($400)       ($3,000)         $710
              --------      --------       --------
              --------      --------       --------

The differences between the income tax rates applicable to continuing operations and the federal statutory rates are summarized as follows:

                               1994           1993            1992
                             --------       --------        --------

Expected benefit             (34.0%)         (34.0%)         (34.0%)
Effect of current year
  net operating loss          34.0%            13.1%           33.2%
Adjustment to tax provision   (0.9%)                            3.8%

Other                                         (0.7%)            0.8%
                             --------       --------        --------
                              (0.9%)         (21.6%)            3.8%
                             --------       --------        --------
                             --------       --------        --------

Significant components of the Company's deferred income tax assets and liabilities are as follows (dollars in thousands):

                                    OCTOBER 29,      OCTOBER 30,
                                       1994              1993
                                    -----------      -----------

Deferred income tax assets:
   Net operating loss carryovers      $17,650          $12,092
   Accrued payroll and related costs    1,094              894
   Leasehold interests                  2,620            2,592
   Store closure expenses               2,363
   Other                                  549               38
   Valuation allowance                (22,198)          (9,976)
                                    ----------       ----------
Total deferred income tax assets        2,078            5,640
                                    -----------      -----------
                                    -----------      -----------

Total Deferred income tax
  liabilities:
    Inventory                          (1,282)          (5,251)
    Property and equipment               (796)            (389)
                                    -----------      -----------
Total deferred income tax
  liabilities                          (2,078)          (5,640)
                                    -----------      -----------

Net deferred income taxes                  $0               $0
                                    -----------      -----------
                                    -----------      -----------

Pursuant to the Recapitalization, the Company recorded a $3.0 million deferred tax liability as a result of the difference between the net book basis and the net tax basis of the Company's assets and liabilities as of the Recapitalization date. These "temporary differences" will result in the recognition of revenue and expense in different periods for tax and financial statement purposes. The temporary differences at the Recapitalization date had no effect on the tax provision/(benefit) for 1994 or 1992. The temporary differences for 1993 resulted in a tax benefit as follows (dollars in thousands):

                                        1993
                                    -----------

Difference due to inventory methods    ($347)
Proceeds from escrow                    (170)
Capital                                 (225)
Vacation accrual                         (35)
Difference due to
  depreciation methods                  (148)
Net operating loss                    (2,115)
Other                                     40
                                    -----------
                                     ($3,000)
                                    -----------
                                    -----------

In connection with the Recapitalization, the Company issued Common Stock with an approximate fair market value of $44.0 million and $75.0 million principal amount of debt in exchange for $138.6 million of debt. In general, when the fair market value of stock and the issue price of new debt is less than the adjusted issue price of debt retired, taxable income must be recognized. However, since the tax basis of the Company's liabilities exceeded the fair market value of its assets immediately prior to the Recapitalization, the Company did not recognize taxable income in connection with the Recapitalization to the extent that it was insolvent for tax purposes immediately prior to the Recapitalization.

As a result of the Recapitalization, the Company's ability to utilize its Federal tax net operating loss carryforward of $14.7 million and its alternative minimum tax net operating loss carryforward of $2.8 million at October 31, 1992, which expire beginning in 2005, may be significantly limited under Internal Revenue Code Section 382 in future years. The Federal tax net operating loss carryforward and the alternative minimum tax net operating loss carryforward at October 31, 1992 are shown net of a $9.5 million and $6.4 million, respectively, reduction associated with the Company's agreement with the Internal Revenue Service ("IRS") discussed below.

During 1994 and 1993, the Company generated an additional $37.2 million of regular tax and $35.6 million of alternative minimum tax net operating losses which are available to offset future income, both expiring beginning in 2008. Possible changes in ownership and cancellation of indebtedness resulting from the reorganization of the Company under Chapter 11 could further impact the Company's ability to utilize its net operating loss carryforwards.

The Company's Federal income tax returns for fiscal years 1988, 1989 and 1990 have been examined by the IRS. An agreement, which was reviewed and accepted by the Joint Committee of Taxation ("Joint Committee"), was reached with the IRS, whereby the Company was given notice to pay the IRS approximately $504,000 for additional taxes and interest. As a result of reaching this agreement, the Company reduced its previously established accrued liability for taxes and interest for this examination by approximately $1.0 million during 1994. The IRS also completed its examinations of the Company's Federal income tax returns for fiscal years 1991 and 1992, which resulted in no additional tax due.

NOTE 8 - DEBT

WORKING CAPITAL FACILITY

At October 30, 1993, the Company had access to a working capital facility expiring April 30, 1995. Amounts advanced under the facility bore interest at a rate equal to the bank's base rate plus 1-1/8%. The Company paid a commitment fee of 3/4% per annum, quarterly in arrears, on the unused portion of average maximum commitment available. At October 30, 1993, the bank's rate was 6.0%.

In January 1994, the Company replaced its existing working capital facility with a new loan and security agreement with an asset-based lender (the "Working Capital Facility"). The Working Capital Facility, which expires in January 1999, was amended on June 27, 1994 to, among other things, (i) modify the minimum net worth covenant to exclude from the calculation of net worth write-offs made and costs incurred in connection with the closing of stores and (ii) change the Company's borrowing capacity in each calendar year to $25.0 million from January through September and $28.0 million from October through December. Additionally, on October 18, 1994, the Company's lender granted the Company an increase in the Company's borrowing capacity for the period from October 1, 1994 through December 31, 1994 from $28.0 million to $31.0 million. The Company's borrowing base is limited to a specified percentage of eligible inventory (as defined). Amounts borrowed bore interest payable monthly at 1.75%, increased to 2.25% on June 21, 1994, above the reference rate (the base rate charged by major money center banks) with a minimum of 7.50% per annum. The Company is required to pay an annual fee of approximately $0.3 million plus certain other expenses. In addition, the Company is required to pay a commitment fee of 1/2% per annum on the unused portion of the average maximum commitment available and a letter of credit fee of 1-1/2% on outstanding balances per annum. At October 29 1994, the Company had $24.6 million of borrowings and $2.4 million of letters of credit outstanding under the Working Capital Facility, with additional borrowing capacity of $4.0 million. At October 29, 1994, the reference rate was 7.75%.

The Working Capital Facility contains, among other things, limits on (i) the incurrence of debt and guarantees, (ii) the incurrence of liens and encumbrances, (iii) the disposition of assets, (iv) mergers and investments, (v) restricted payments (as defined) and (vi) capital expenditures. The Working Capital Facility prohibits the Company from permitting its net worth (as defined) to fall below a specified level at the end of each of any two consecutive fiscal quarters. The Working Capital Facility is collateralized by a first lien on all of the Company's inventory and accounts receivable arising from the sale of such inventory, including cash proceeds thereof.

See further discussion regarding the Company's current working capital facility in Note 1.

LONG TERM DEBT

Long term debt, net of current maturities, is comprised of the following (dollars in thousands):

                                OCTOBER 29,       OCTOBER 30,
                                   1994               1993
                               -----------        -----------

    10-1/4% Notes                  $66,026           $75,000
    Senior Subordinated Notes                            796
                               -----------        -----------
                                   $66,026           $75,796
                               -----------        -----------
                               -----------        -----------

The $75.0 million principal amount of 10-1/4% Notes (reduced to $62.0 million after the Infusion) were issued in connection with the Recapitalization pursuant to the Note Indenture dated October 30, 1992 between the Company and First Trust National Association, as trustee (the "Indenture"). The Indenture initially provided for semi-annual interest payments on May 1 and November 1 of each year at 11-1/2% per annum. On December 1, 1993, in connection with the Infusion, holders of the 10-1/4% Notes agreed to an amendment of the terms thereof, to reduce the interest rate on the 10-1/4% Notes from 11-1/2% to 10-1/4% and to provide that the 10-1/4% Notes be redeemable in whole or in part, at the option of the Company, at a premium (initially 105.00%, declining to par after November 1, 1996), together with any accrued but unpaid interest to the redemption date. Subject to certain exceptions, no principal payments will be due with respect to the 10-1/4% Notes until the maturity thereof on November 1, 1999. The 10-1/4% Notes Indenture contains, among other things, covenants that (i) limit the Company's ability to make payments on its stock, to make certain investments or to make payments in respect of subordinated indebtedness, (ii) limit the Company's ability to enter into transactions with affiliates, (iii) limit the Company's ability to incur additional indebtedness, (iv) require the Company to repurchase a portion of the 10-1/4% Notes if it fails to maintain a minimum net worth, (v) limit the Company's ability to create or permit payment restrictions affecting its subsidiaries, (vi) prohibit the Company from creating, incurring, assuming or suffering to exist any liens upon its assets other than usual and customary permitted liens and liens in favor of a working capital lender,
(vii) require the Company to apply 100% of all net asset sale proceeds to investment in assets directly related to the business of the Company and its subsidiaries, to repay letter of credit or working capital indebtedness or to repurchase the 10-1/4% Notes, (viii) require the Company to offer to purchase all of the 10-1/4% Notes in the event of a post-Recapitalization change of control and (ix) limit the Company's ability to invest in unrestricted subsidiaries.

On June 10, 1994, the Company amended the terms of the 10-1/4% Notes (the "Cash Interest Deferral Amendment") to, among other things, (i) modify the minimum net worth covenant to exclude from the calculation of net worth write-offs made and costs incurred in connection with the closing of stores and (ii) provide that interest payments due on the 10-1/4% Notes through November 1, 1995 may be paid, at the Company's option, either in cash, at a rate of 12% per annum, or in additional 10-1/4% Notes, at a rate of 13% per annum ("PIK Interest"). As a result, the Company is not required to make cash interest payments on the 10-1/4% Notes prior to May 1, 1996. Effective with the Company's May 1, 1996 interest payment, the interest rate on the 10-1/4% Notes will revert back to the annual rate of 10-1/4%, payable in cash. The Company elected to accrue interest at the PIK Interest rate of 13% for the November 1, 1994 interest payment.

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option, subject to certain conditions, to exchange the 10-1/4% Notes for shares of Common Stock representing approximately 70% of the Common Stock of the Company outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. The Company, subject to certain conditions, may exercise its option to exchange the 10-1/4% Notes on or prior to March 31, 1995; however, such exchange may not occur on or prior to the date of the next annual meeting of stockholders of the Company, which meeting may not occur prior to March 2, 1995 without the consent of the holders of the 10-1/4% Notes.

The $796,000 of Senior Subordinated Notes are due February 15, 1995. Interest is paid semi-annually on February 15 and August 15 of each year at 13-1/2% per annum. The Senior Subordinated Notes are redeemable in whole or in part, at the option of the Company, without premium or penalty at 100% of the principal amount thereof, together with any accrued but unpaid interest to the redemption date.

As a result of the Company's Chapter 11 Filing, the Company is currently in default on all of its funded debt in effect prior to the Petition Date. See further discussion in Note 1.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments", the following assumptions were used by management of the Company in estimating its fair value disclosures for the Company's financial instruments:

WORKING CAPITAL FACILITY

The carrying value of borrowings under the Working Capital Facility approximates their market value as the interest rate was variable.

LETTERS OF CREDIT

At October 29, 1994, the Company had $2.4 million outstanding under trade and stand-by Letters of Credit with certain banks. The contract amount of the letters of credit is a reasonable estimate of their fair market value as the value of each is fixed over the life of the commitment.

LONG TERM DEBT

Management believes the carrying amount the Company's 10-1/4% Notes and the Senior Subordinated Notes is in excess of fair value based on the Company's recent Filing. Until a reorganization plan is approved by the Bankruptcy Court, a fair value can not be readily determined.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER

LITIGATION

The Company is a defendant in a lawsuit originally brought as a class action in state court in Anchorage, Alaska on September 18, 1992. Plaintiffs alleged that store "area managers" in the State of Alaska are not exempt from overtime pay requirements under the Alaska Wage and Hour Act (the "AWHA") and thus have worked hours for which they have not been compensated. The complaint seeks back wages, liquidated damages, attorneys fees and costs. The class has not yet been certified and the case had been removed to Federal District Court in Anchorage. In November 1993, plaintiffs amended the complaint to allege a new claim on behalf of themselves and allegedly similarly situated employees under Section 216(b) of the Fair Labor Standards Act (the "FLSA"), in addition to the original claim under the AWHA. However, on March 25, 1994, the plaintiffs dismissed their new FLSA claim. In consideration of that dismissal, the parties agreed to remand the remaining original AWHA claim back to state court and the remand was ordered by the court on May 27, 1994. On August 8, 1994 Plaintiffs moved for partial summary judgment declaring that they were not paid on a salary basis required for exemption from AWHA overtime requirements and on September 30, 1994 the Company cross-moved for partial summary judgment declaring that certain of its employment policies did not violate the salary requirement for exemption from AWHA. On December 15, 1994 the court denied Plaintiffs' motion holding that they had failed to show that they were not paid a salary and that factual issues remained. The court contemporaneously denied the Company's motion holding that there were genuine issues of material fact. The Company is vigorously defending the remaining AWHA claim. The Company is also involved in various other matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect on quarterly or annual operating results during the period such matters are resolved.

CREDIT CARD PLAN AGREEMENT

The Company is party to an agreement with a commercial bank which administers and owns the receivables generated from purchases made by customers using the Lamonts credit card. The Company pays a fee, currently 1%, up to a maximum of 3% based on the volume of purchases and is generally responsible for 50% of net bad debt expenses relating to such purchases. At October 29, 1994 and October 30, 1993, the Company had $0.2 million reserved for bad debts arising from this program. Bad debt expense for 1994, 1993 and 1992 was approximately $0.8 million, $0.8 million and $1.0 million, respectively.

WARRANTS

On September 21, 1992, the Company distributed as a dividend to the holders of Common Stock of record as of September 1, 1992, 1992 Warrants to purchase an aggregate of 821,511 shares (after subsequent adjustment for the Infusion) of Common Stock. Additional 1992 Warrants to purchase an aggregate of 195,967 shares (after subsequent adjustment for the Infusion) of Common Stock were distributed to The Thompson Company ("Thompson") pursuant to that certain consulting agreement dated as of October 30, 1992, by and between the Company and Thompson. The 1992 Warrants are exercisable, in whole or in part, on or prior to September 28, 1997. The current exercise price for the 1992 Warrants is $4.55 per share and will increase on each September 28 by an amount equal to 10% of the exercise price immediately prior to such increase. At October 29, 1994 none of the 1992 Warrants have been exercised.

On June 10, 1994, in connection with the Cash Interest Deferral Amendment, the Company issued the 1994 Warrants initially to purchase up to an aggregate of approximately 2.0 million shares of Common Stock of the Company (or approximately 10% of the Common Stock outstanding after giving effect to the exercise of such 1994 Warrants) to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. As of October 29, 1994, none of the 1994 Warrants have been exercised.

The exercise price per share of Common Stock subject to the 1992 and 1994 Warrants will be decreased for future distributions or issuances by the Company
(i) to all holders of Common Stock or (ii) to any Affiliate (as defined) of:
(A) Common Stock, (B) rights, options or warrants to purchase Common Stock or
(C) securities convertible into or exchangeable for Common Stock, at a price per share less than the then current market price per share of Common Stock (a "Dilution Event"). In addition, the exercise price will be decreased if the Company distributes to all holders of Common Stock or to any Affiliate any of its assets or debt securities (other than cash dividends or distributions payable out of its net income for the fiscal year in which the dividend or distribution is declared and/or the preceding fiscal year). Upon each such adjustment to the exercise price, the number of shares of Common Stock subject to the 1992 and 1994 Warrants will be proportionately adjusted.

STOCK OPTIONS

The Lamonts Apparel, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which was approved by the Board of Directors and by the stockholders in 1992 and amended by the Board of Directors and by the stockholders in 1994, provides for the issuance of options to purchase up to 1,972,845 shares of Common Stock, subject to certain anti-dilution adjustments. Awards may be granted under the 1992 Stock Option Plan to individuals, identified by the plan committee, who have or will have a direct and significant effect on the performance or financial development of the Company. The following table summarizes the 1992 Stock Option Plan activity:



                                              NUMBER OF
                                               OPTIONS
                                              ---------

Balance, October 31, 1992                      464,531

      Granted                                   30,500
      Exercised                                (37,135)
      Canceled                                 (37,246)
                                              ---------
Balance, October 30, 1993                      420,650

      Granted                                  200,000
      Exercised                                (11,334)
      Canceled                                 (16,644)
                                              ---------
Balance, October 29, 1994                      592,672
                                              ---------
                                              ---------


The Company granted the 464,531 options during 1992 concurrently with the Recapitalization. At October 29, 1994 options to purchase 592,672 shares at an exercise price of $.01 per share were issued and outstanding of which, 309,652 are currently exercisable and the balance thereof, subject to certain conditions, will vest ratably through the fifth anniversary of the date of grant. All options are exercisable for a period of ten years from the date of grant. The exercise price was below the fair market value of the underlying shares on the date of grant and, accordingly, $0.6 million and $0.3 million was charged to compensation expense during 1994 and 1993, respectively.

NOTE 11 - STOCKHOLDERS' EQUITY

COMMON STOCK

Each share of Common Stock entitles the holder thereof to one vote on all matters on which holders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by the Company, and no stockholder has any right to convert Common Stock into other securities. No shares of Common Stock are subject to redemption or to any sinking fund provisions. All of the outstanding shares of Common Stock are fully paid and nonassessable.

Subject to rights of holders of Preferred Stock (defined hereafter), if any, the holders of shares of Common Stock are entitled to dividends when, as and if declared by the Board of Directors from funds legally available therefor and, upon liquidation, to a pro rata share in any distribution to stockholders. The Company does not anticipate declaring or paying any dividends on the Common Stock in the foreseeable future.

PREFERRED STOCK

On December 1, 1993, 4,466,206 shares of the Company's Series A Preferred Stock was issued pursuant to the Infusion. Each share of the Series A Preferred Stock automatically converted into two shares of Common Stock on March 14, 1994, concurrent with the stockholders approval of an increase in the number of authorized shares of Common Stock of the Company from 15.0 million to 40.0 million shares.

Pursuant to the Restated Certificate of Incorporation of the Company, the Board of Directors has the authority, without further shareholder approval, to provide for the issuance of up to 10.0 million shares of Preferred Stock in one or more series and to determine the dividend rights, conversion rights, sinking fund rights, voting rights, rights and terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Because the Board of Directors has the power to establish the preferences and rights of each series, it may afford the holders of any Preferred Stock preferences, powers and rights (including voting rights) senior to the rights of the holders of Common Stock. No shares of Preferred Stock are currently outstanding. Although the Company has no present intention to issue shares of Preferred Stock, the issuance of shares of Preferred Stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of the Company. As of October 29, 1994, no shares of Preferred Stock were issued or outstanding.

NOTE 12 - RELATED PARTY TRANSACTIONS

In connection with the Recapitalization, certain of the Company's stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the outstanding Common Stock, entered into a voting agreement (the "Voting Agreement"). The Voting Agreement provides, among other things, that (i) Apollo Retail Partners, L.P. (together with its permitted assignees, "ARP") may designate six persons to the Board of Directors (two of which must be unaffiliated with ARP, Thompson, the holders of the 10-1/4% Notes or the holders of the Senior Subordinated Notes who are parties to the Recapitalization Agreement), (ii) management may designate two persons to the Board of Directors,
(iii) a majority of certain former holders of the Senior Subordinated Notes, which notes were exchanged for Common Stock pursuant to the Recapitalization, may designate two persons to the Board of Directors and (iv) Thompson, during the term of the Thompson consulting agreement described below, may designate one person to the Board of Directors. In addition, Executive Life Insurance Company of New York, for so long as it beneficially owns at least 25% of the Common Stock held by it upon the completion of the Recapitalization, has the right to exercise one veto per year with respect to individuals proposed to be nominated as ARP's "outside" director designees. The Voting Agreement will terminate upon the earlier of (i) October 30, 2002, or (ii) the date upon which at least 25% of the then outstanding shares of Common Stock are publicly held pursuant to one or more underwritten registered offerings of primary shares.

A former director of the Company is an affiliate of Morgens Waterfall Vintiadis & Co. Inc. ("Morgens Waterfall"). Pursuant to the Recapitalization, certain affiliates of Morgens Waterfall received an aggregate of approximately 16.7% (1,482,906 shares) of the Common Stock of the Company outstanding immediately following the completion of the Recapitalization in exchange for approximately $12.5 million in principal amount of Senior Subordinated Notes.

A former director of the Company was an officer of one of the banks which extended a line of credit to the Company prior to its replacement with the existing working capital facility in January 1994 (see Note 8).

Prior to assignment on March 3, 1992, Aurora National Life Assurance Company (formerly Executive Life Insurance Company ("ELIC")) owned certain debt instruments of the Company outstanding prior to the Recapitalization, pursuant to which the Company issued to ELIC $1.0 million in additional securities of the Company as interest paid in kind and paid ELIC $1.6 million of interest during 1992. Prior to the completion of the Recapitalization, ELIC owned more than 10% of the Company's Common Stock. After such assignment, the Company paid the assignee of ELIC, an entity related to ARP, $0.7 million of interest on the assigned debt during 1992.

Pursuant to the Recapitalization, Executive Life Insurance Company of New York ("ELICNY") received 898,406 shares of the Company's Common Stock and $7.8 million ($6.4 million after adjustment for the Infusion) in principal amount of the 10-1/4% Notes. During 1994 and 1993, the Company paid ELICNY $0.8 million and $0.4 million of cash interest on the 10-1/4% Notes, respectively. In addition, at October 29, 1994 the Company had accrued $0.4 million of interest on the 10-1/4% Notes, which was subsequently issued to ELICNY in additional securities of the Company as interest paid in kind. The Company issued to ELICNY $0.6 million in additional securities of the Company as interest paid in kind and paid ELICNY $0.3 million of interest during 1992, on certain debt instruments of the Company outstanding prior to the Recapitalization.

In connection with the Infusion, certain funds managed by Fidelity Management and Research Company or Fidelity Management Trust Company (the "Fidelity Funds"), the holders of the remaining 10-1/4% Notes, became the holders of more than 5% of the Company's Common Stock. Accordingly, the Company has reflected the entire amount of the 10-1/4% Notes as related party debt at October 29, 1994 and October 30, 1993. During 1994, the Company paid the Fidelity Funds $6.9 million of cash interest on the 10-1/4% Notes. In addition, at October 29, 1994 the Company had accrued $3.6 million of interest on the 10-1/4% Notes, which was subsequently issued to the Fidelity Funds in additional securities of the Company as interest paid in kind.

NOTE 13 - BENEFIT PLANS

PENSION PLAN

On January 1, 1986, the Company established the Lamonts Apparel, Inc. Employees Retirement Trust (the "Plan"). The Plan is a noncontributory defined benefit pension plan for employees of the Company who are not eligible for pension benefits from another pension plan pursuant to collective bargaining agreements. Participant benefits are based on years of service and compensation during later years of employment. It is the Company's policy to make contributions to the Plan in amounts which comply with the minimum regulatory funding requirements.

The following table sets forth the Company's funded plan status and amounts recognized in the Company's consolidated balance sheets (dollars in thousands):


                                                   OCTOBER 29,      OCTOBER 30,
                                                      1994              1993
                                                   -----------      -----------

Actuarial present value of accumulated benefit
  obligations, including vested benefits of $4,176
  and $3,427 in 1994 and 1993, respectively.         $4,465           $3,906
                                                   -----------      -----------
                                                   -----------      -----------

Projected benefit obligation                         $5,384           $5,137
Plan assets at fair value, primarily money market
  funds and guaranteed investment contracts           4,685            4,485
                                                   -----------      -----------
Projected benefit obligation in excess of
  Plan assets                                           699              652
Unrecognized net loss from past experience
  different from that assumed                        (1,083)          (1,157)
Unrecognized prior service cost                                          102
                                                   -----------      -----------
Prepaid pension cost                                  ($384)           ($403)
                                                   -----------      -----------
                                                   -----------      -----------


The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5% and 4.5% during 1994 and 8.0% and 5.0% during 1993 and 1992, respectively. The expected long term rate of return on assets was 9.0% and 8.0% at October 29, 1994 and October 30, 1993, respectively.

Amounts charged to expense under the Plan were as follows (dollars in thousands):

                                             1994       1993        1992
                                            -------   -------     -------

Service cost, benefits earned during
  the period                                  $536      $365        $337
Interest cost on projected benefit
  obligation                                   407       340         252
Actual return on assets                         11      (565)       (271)
Other, including deferred recognition
  of asset gain/(loss)                        (444)      151         (75)
                                            -------   -------     -------
Net pension cost                              $510       $291        $243
                                            -------   -------     -------
                                            -------   -------     -------

LAMONTS 401(K) PLAN

The Lamonts Apparel, Inc. Tax Relief Investments Protection Plan, as amended and restated effective July 1, 1991 (the "401(k) Plan") provides participants the opportunity to elect to defer an amount from one percent to 10% of their compensation, in increments of one percent. Under the 401(k) Plan, the Company matches contributions equal to 50% of each participant's deferred pay contributions (such contribution not to exceed one percent of the participant's compensation). The Company contributed $0.2 million during 1994, 1993 and 1992.

NOTE 14 - STORE CLOSURE COSTS

In July 1994, the Company determined that three of its Greater Portland, Oregon full-line stores and all five of its Lamonts For Kids children's stores should be closed because of poor performance. These stores represent approximately 8.1% of the Company's 1994 revenues. All of the planned store closures are scheduled to occur by January 31, 1995. A $7.2 million charge for store closure costs has been recorded. Store closure costs and charges against the reserve for closure costs for the year ended October 29, 1994 are as follows (dollars in thousands):

                                              STORE CLOSURE     CHARGES AGAINST
                                                  COSTS         CLOSURE RESERVE
                                              -------------     ---------------

Write-off of property and equipment, net of
  obligations under capital leases               $2,972            $2,053
Adjustments to inventory carrying values          1,748               703
Estimated operating losses through the dates
  of closure                                      1,357               789
Lease termination costs                             367
Employee severance                                  288               146
Other                                               468               152
                                              -------------     ---------------
                                                 $7,200            $3,843
                                              -------------     ---------------
                                              -------------     ---------------


See further discussions regarding store closures in Note 1.

NOTE 15 - DISCONTINUED OPERATIONS

On October 27, 1988, the Company sold its United States and Canadian crystal and expandable polystyrene, injection molding and foam cup and container businesses. The Company, pursuant to the purchase agreement, deposited $8.0 million of the proceeds into escrow to pay claims for indemnification to which the Purchaser was entitled under the purchase agreement. The representations, warranties and covenants set forth in the purchase agreement terminated on October 27, 1991, and the indemnification by the Company for taxes relating to tax periods prior to October 27, 1988, expired in October 1993. During 1993, the Company received $0.5 million from escrow, which represented the final payout from the proceeds deposited into escrow on October 27, 1988. Since October 27, 1988, $6.9 million of the $8.0 million placed in escrow was released to the Company and $1.1 million was paid in claims.