Form 10-K/A
period 1994-10-29
LAMONTS APPAREL INC
filed 1995-02-27
CIK 785962

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                    -----------------------------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 29, 1994        COMMISSION FILE NUMBER 0-15542

                    -----------------------------------

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



The purpose of this amendment is to amend the following items of the Lamonts Apparel, Inc., Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1994:



  Part III

     Item 10 - Directors and Executive Officers of the Registrant
     Item 11 - Executive Compensation
     Item 12 - Security Ownership of Certain Beneficial Owners and Management
     Item 13 - Certain Relationships and Related Transactions



- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     AGE       POSITION

Alan R. Schlesinger      52        Director, Chairman of the Board,
                                   President and Chief Executive
                                   Officer

Loren R. Rothschild      56        Director and Vice Chairman of the
                                   Board

Wallace D. Holznagel     61        Executive Vice President

Peter Aaron              45        Executive Vice President

Debbie A. Brownfield     40        Vice President - Finance and Secretary

Mr. Schlesinger joined Lamonts Apparel, Inc., a Delaware corporation (together with its predecessors, the "Company") as President and Chief Executive Officer in November 1994. In December 1994, Mr. Schlesinger was appointed Director and Chairman of the Board. From 1991 to 1994, Mr. Schlesinger was a Senior Vice President with The May Company Department Stores. Prior to 1991, Mr. Schlesinger was the Executive Vice President of Merchandise and Marketing and a director of Ross Stores, Inc., and was a Senior Vice President at Macy's Atlanta (a subsidiary of R.H. Macy and Company, Inc.).

Mr. Rothschild, a Director of the Company since October 1992, became Vice Chairman of the Board in December 1994. In addition, Mr. Rothschild has served as President and director of Sycamore Hill Capital Group since September 1993. Prior to that time, he served as Vice Chairman and President of American Protection Industries Inc. ("API"), a privately held company engaged in direct marketing of collectibles, home decor products, flowers by wire clearing house, and real estate and agribusiness, and Vice Chairman of The Franklin Mint from 1985 to June 1992. From 1988 to June 1992, Mr. Rothschild also served as Chairman and Chief Executive Officer of API's Agribusiness division.

Mr. Holznagel joined the Company as Executive Vice President in June 1987.

Mr. Aaron joined the Company as Executive Vice President in November 1983 and was Acting Secretary of the Company from January 1993 through August 1993.

Ms. Brownfield joined the Company as Vice President of Finance, Secretary, and Treasurer in September 1985 and served as Acting Chief Financial Officer of the Company from January 1993 through August 1993.

Effective in November 1994, Leonard M. Snyder resigned as Chief Executive Officer of the Company. Additionally, in December 1994, Mr. Snyder resigned as Chairman of the Board and as a Director of the Company. Effective in November 1994, Frank E. Kulp, III, resigned as President, Chief Operating Officer and as a Director of the Company. In February 1995, Earle J. Spokane ceased to be employed by the Company. See discussion regarding the severance arrangements applicable to Messrs. Snyder, Kulp and Spokane in "Item 11 - Executive Compensation - Employment Agreements." In addition, the following directors of the Company also resigned during 1994: Arthur H. Bilger, Peter P. Copses,
Luther S. Helms, Norman S. Matthews, Anthony P. Ressler, Mark S. Siegel, John R. Sloan and Polyvios C. Vintiadis.

Pursuant to the Company's Bylaws, as amended, upon the occurrence of any vacancies in the Board of Directors resulting from death, removal or resignation, the number of directors constituting the Board of Directors of the Company is automatically reduced to the extent of the number of such vacancies. Accordingly, the number of directors of the Company is currently fixed at two. All directors and executive officers are elected for a term of one year and serve until their successors are duly elected and qualified.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership (Form 3's) and reports of changes in ownership of such securities (Form 4's and Form 5's). Executive officers, directors and greater than ten percent beneficial shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. In connection with a review of executive officer stock ownership, it was discovered that, in Fiscal 1994, Mr. Matthews inadvertently failed to timely file a Form 3 upon becoming a director of the Company. In addition, Apollo Retail Partners, L.P. ("ARP") inadvertently failed to timely file, and Messrs. Bilger, Copses and Ressler may have inadvertantly failed to timely file, Form 4's pursuant to the acquisition of additional equity securities of the Company by ARP in connection with the Infusion (hereinafter defined). All such forms were subsequently filed during Fiscal 1994. To the best of the Company's knowledge, based solely upon review of the copies of Section 16(a) forms furnished to the Company during Fiscal 1994 and written representations of all the directors and executive officers to the effect that no other reports were required with respect to such fiscal year, none of the Company's other directors, executive officers and greater than ten percent beneficial owners failed to file on a timely basis the reports required by Section 16(a).

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid during the 52 weeks ended October 29, 1994 ("Fiscal 1994"), the 52 weeks ended October 30, 1993 ("Fiscal 1993"), and the 52 weeks ended October 31, 1992 ("Fiscal 1992"), to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers as of the end of Fiscal 1994 (the "Named Executive Officers").



                                                      Long Term                  All Other
                                                      Compensation               Compensation
                         Annual Compensation            Awards                         $
                                                                     -----------------------------------
Name and                                              Securities                 Supple-  Group
Principal             Fiscal  Salary                  Underlying     TRIP        mental   Plan
Position              Year    ($)       Bonus ($)     Options/SARs   Plan (1)    Plan(2)  (3)      Total
- ---------------------------------------------------------------------------------------------------------

Leonard M. Snyder,    1994    470,830   50,000         ---           1,500      3,354    3,611      8,465
Director, Chairman    1993    470,830   127,687(4)     ---           2,358      3,250    3,593      9,201
of the Board and      1992    437,499   50,000         129,663(5)    2,289      2,791    3,430      8,510
Chief Executive
Officer (6)

Frank E. Kulp, III,   1994    273,336   20,000         ---            1,500       925    2,302      4,727
Director, President   1993    273,336   40,000(4)      ---            2,358       746    2,346      5,450
and Chief Operating   1992    260,496   20,000         80,050(5)      2,289       559    2,269      5,117
Officer (6)

Earle J. Spokane,     1994    215,004    ---           ---              896       ---    1,791      2,687
Executive Vice        1993     89,585                  25,000 (7)       ---       ---    1,579      1,579
President Chief
Financial Officer,
Treasurer and
Assistant Secretary(6)

Wallace D. Holznagel, 1994    188,664   20,000         ---             950       283      1,758     2,991
Executive Vice        1993    188,664   30,000(4)      ---           1,900       ---      1,770     3,670
President             1992    179,502   20,000         30,483(5)     2,112       ---      1,783     3,895

Peter Aaron,          1994    183,836    8,160         ---           1,890        42      1,650     3,582
Executive Vice        1993    183,836   18,160(4)      ---           2,020       ---      1,671     3,691
President             1992    175,497    8,160         27,068(5)     1,953       ---      1,700     3,653


- ----------------------

(1) Consists of Company contributions to a tax qualified trust under the Company's Tax Relief Investments Protection Plan, as amended and restated effective July 19, 1991 (the "TRIP Plan").

(2) Consists of Company contributions to a grantor trust under the Company's Supplemental (TRIP) Benefit Plan, effective January 1, 1991 (the
     "Supplemental   Plan").




(3)  Consists of premiums paid by the Company pursuant to the Lamonts
     Apparel Group Life and Long-term Disability Plan, effective July 7, 1977 (the "Group Plan").

(4) Includes a bonus of $50,000, $20,000, $20,000 and $8,160 pursuant to each of Messrs. Snyder, Kulp, Holznagel and Aaron's employment agreements, respectively, and a one-time bonus of $40,000, $20,000, $10,000 and $10,000 for Messrs. Snyder, Kulp, Holznagel and Aaron, respectively, based upon the efforts of such executive officers in connection with the closing of the
     comprehensive   financial restructuring of the Company consummated on
     October 30, 1992 (the "Recapitalization"). Additionally, $37,687 has been included as part of Mr. Snyder's bonus in Fiscal 1993, pursuant to his receipt of a grant from the Company of 5,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock").

(5) Options (the "1992 Options") to acquire shares of Common Stock granted under the Lamonts Incentive and Nonstatutory Option Plan (the "1992 Option Plan") concurrently with the Recapitalization.

(6) In November 1994, Messrs. Snyder and Kulp resigned from their positions as executive officers of the Company. In February 1995, Mr. Spokane ceased to be employed by the Company. The severance arrangements applicable to Messrs. Snyder, Kulp and Spokane are described in "Employment Agreements" below. In November 1994, Alan R. Schlesinger joined the Company as President and Chief Executive Officer. In December 1994, Loren R. Rothschild became Vice Chairman of the Board of the Company. See "Item 10 Directors and Executive Officers of the Registrant."

(7) Mr. Spokane was granted 25,000 options upon joining the Company on June 1, 1993.

OPTION GRANTS DURING FISCAL 1994

There were no options granted to Named Executive Officers during Fiscal 1994.

OPTION VALUES AT 1994 FISCAL YEAR END

The following table provides information related to the number and value of options held by the Named Executive Officers at the end of Fiscal 1994. None of the Named Executive Officers exercised any options during Fiscal 1994.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1994 AND FISCAL YEAR END OPTION/SAR VALUES


                        Number of Securities
                        Underlying Unexercised        Value of Unexercised
                        Options/SARs at               In-the-Money Options/SARs
                        Fiscal Year End (#) (1)       at Fiscal Year End ($) (2)
                        ---------------------------   ----------------------------
Name                    Exercisable / Unexercisable   Exercisable  / Unexercisable
- --------------------    ----------------------------   ----------------------------
Leonard M. Snyder       85,886  / 43,777                 52,820 / 26,923
Frank E. Kulp, III      53,110  / 26,940                 32,663 / 16,568
Earle J. Spokane         6,250  / 18,750                  3,844 / 11,531
Wallace D. Holznagel    20,381  / 10,102                 12,534 /  6,213
Peter Aaron             17,639  /  9,429                 10,848 /  5,799

- ---------------

(1) Consists of 1992 Options granted to the Named Executive Officers under the 1992 Option Plan.

(2) The closing bid price of the Company's Common Stock, as reported on The Nasdaq Stock Market's SmallCap Market on October 29, 1994, was $0.625 per share.




PENSION PLAN

Under the provisions of the Lamonts Apparel, Inc. Employees Retirement Trust (the "Lamonts Pension Plan"), which cover substantially all employees, and the Supplemental Executive Retirement Plan (the "SERP") which covers certain highly compensated employees, monthly retirement benefits for Named Executive Officers hired prior to January 1, 1990 are computed at the rate of one percent (1%) of a participant's highest "average monthly compensation" not in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service, plus 1.65% of the participant's highest average monthly compensation in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service, less the amount, if any, payable under an annuity purchased upon the termination of the Pay 'n Save Employees Retirement Trust (terminated on December 31, 1985) (the "PNS Trust"). Monthly retirement benefits for those Named Executive Officers hired on January 1, 1990 or thereafter are computed at the rate of 0.5% of a participant's highest "average monthly compensation" not in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service, plus 1.0% of the participant's highest average monthly compensation in excess of one- twelfth (1/12) of the

Social Security Covered Compensation, multiplied by the participant's years of service. "Average monthly compensation" means the average monthly compensation during the five consecutive calendar years during the last 10 calendar years in which the participant's compensation was the highest. Social Security Covered Compensation is a 35 year average of the taxable wage base. The normal form of benefit is a straight life annuity for single participants and a joint and survivor annuity for a married participant commencing on the participant's Early or Normal Retirement Date (as defined therein).

The estimated annual benefits payable under the Lamonts Pension Plan and the SERP upon retirement at normal retirement age for Messrs. Snyder, Kulp, Spokane, Holznagel and Aaron are $28,522, $28,775, $3,306, $23,545 and $27,708,
respectively, based on years of credited service through the end of Fiscal 1994. In addition, Mr. Aaron's estimated annual benefit payable under the PNS Trust upon retirement at normal retirement age is $5,394. As of October 29, 1994, Messrs. Snyder and Kulp each had eight years of credited service, Mr. Spokane had one year of credited service, Mr. Holznagel had seven years of credited service and Mr. Aaron had eleven years of credited service.

COMPENSATION OF DIRECTORS

During Fiscal 1994, the Company paid each director (other than those that are also officers of the Company or have consulting agreements with the Company) $20,000 per year for services rendered in such capacity. All directors receive reimbursement for expense incurred in connection with the performance of services in their capacity as directors.

Upon joining the Board, Mr. Matthews was retained as a retail consultant for the period commencing September 1, 1994, for an annual fee of $100,000 (less board fees payable to Mr. Matthews upon his election to the Board). In addition, upon his election to the Board, Mr. Matthews was granted options to purchase 200,000 shares of Common Stock at a purchase price of $2.00 per share, which options terminated upon Mr. Matthew's resignation as a director of the Company.

In connection with the Recapitalization, the Company and The Thompson Company ("Thompson") entered into a consulting agreement which has a three-year term and provides for fees of $250,000 per year (the "Consulting Agreement"). The rights and obligations of Thompson under the Consulting Agreement were assigned to J. Sloan & Co., which is owned by Mr. Sloan, a former director of the Company. During Fiscal 1994, Mr. Sloan received $250,000 in fees pursuant to the Consulting Agreement.

EMPLOYMENT AGREEMENTS

On October 16, 1994, Mr. Schlesinger entered into an employment agreement with the Company that has a term that runs through November 15, 1998, at a base salary of $450,000, subject to annual review and upward adjustment at the discretion of the Board. This agreement was subsequently amended on January 5, 1995. Pursuant to Mr. Schlesinger's employment agreement, Mr. Schlesinger received a signing bonus of $125,000. In addition, Mr. Schlesinger received $168,000 as compensation for all compensation and benefits forfeited by Mr. Schlesinger from his previous employer and $47,000 for moving and related costs. On January 6, 1995, the Company filed a voluntary petition for relief (the "Filing") under chapter 11 ("Chapter 11") of title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Washington at Seattle (the "Bankruptcy Court"), seeking to reorganize under Chapter 11. In connection with the Filing, it is expected that the Company and Mr. Schlesinger will enter into a new employment agreement, the terms of which will be subject to approval by the Bankruptcy Court.

On December 28, 1994, Mr. Rothschild entered into an employment agreement with the Company that has a term that runs until consummation of a Restructuring (as defined therein), at a base salary of $240,000. Pursuant to Mr. Rothschild's employment agreement, Mr. Rothschild received a signing bonus of $125,000. In connection with the Filing, it is expected that the Company and Mr. Rothschild will enter into a new employment agreement, the terms of which will be subject to approval by the Bankruptcy Court.

In connection with the Recapitalization, Messrs. Holznagel and Aaron entered into employment agreements with the Company which have a term that runs through November 30, 1997, at a base salary of $190,000 and $185,000, respectively, subject to annual increases based on such executives accomplishments during the prior year. Pursuant to Messrs. Holznagel and Aaron's employment agreements, Messrs. Holznagel and Aaron will receive a yearly performance bonus, based upon the achievement by the Company of goals to be set forth in the management operating profit plan of the Company for each year, not to exceed $80,000 and $65,000, respectively. Each of Messrs. Holznagel and Aaron is guaranteed a minimum yearly performance bonus of $20,000 and $8,160, respectively. Messrs. Holznagel and Aaron's employment agreements provide that if the Company terminates such executive's employment without "cause" or if the executive terminates employment for "good reason," such executive will be entitled to receive, for a period of no less than 12 months nor more than two years, the base salary and guaranteed minimum bonus that such executive would have received had such termination not occurred and to continue to participate in all benefit plans and receive all other benefits to which such executive was entitled at the time of the termination. Each of Messrs. Holznagel and Aaron may elect to receive the severance payments payable under their agreements in a single lump sum payment.

In connection with the Recapitalization, Messrs. Snyder and Kulp entered into employments agreements with the Company which had terms that ran through November 30, 1997, at a base salary of $475,000 and $275,000, respectively, plus a minimum yearly performance bonus, based upon the achievement by the Company of goals to be set forth in the management operating profit plan of the Company for each year, of $50,000 and $20,000, respectively.

Effective in November 1994, Mr. Snyder resigned as Chief Executive Officer of the Company. Additionally, in December 1994, Mr. Snyder resigned as Chairman of the Board and as a Director of the Company. Effective in November 1994, Mr. Kulp resigned as President, Chief Operating Officer and as a Director of the Company. Pursuant to resignation agreements entered into with each executive, each of Messrs. Snyder and Kulp were to continue to receive certain benefits under such executive's employment agreements, including base salary, for a period of one year following such resignation date. Messrs. Snyder and Kulp received a guaranteed minimum performance bonus of $50,000 and $20,000, respectively, for Fiscal 1994. The resignation agreements provided for lump sum payments for Messrs. Snyder and Kulp of $600,000 (plus approximately $20,000 for accrued but unused vacation) and $324,583 (plus approximately $20,000 for accrued but unused vacation), respectively. In addition, under the terms of the resignation agreements, all stock options held by Messrs. Snyder and Kulp under the 1992 Option

Plan became fully vested and immediately exercisable upon such resignation date. In connection with the Filing, and pursuant to the Bankruptcy Code, the Company has rejected Messrs. Snyder's and Kulp's resignation agreements.

On June 17, 1993, Mr. Spokane entered into an employment agreement with the Company, at a base salary of $215,000, plus a yearly performance bonus, based upon the achievement by the Company of goals to be set forth in the management operating profit plan of the Company for each year, not to exceed $85,000. The agreement provides that if Mr. Spokane is terminated without "cause", or in the event of a "change in control", Mr. Spokane will be entitled to receive his base salary for a period of 12 months. In February 1995, Mr. Spokane ceased to be employed by the Company. No definitive agreement has been reached regarding Mr. Spokane's severance arrangement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The determination of Fiscal 1994 executive compensation was made by the members of the Compensation Committee on November 11, 1993. The committee consisted of Messrs. Snyder, Bilger, Ressler and Vintiadis. Except for Mr. Snyder, who was the Chairman of the Board and Chief Executive Officer of the Company from February 1991 through December 1994, no director who participated in the determination of Fiscal 1994 compensation is a former or current executive officer or employee of the Company or has any contract or arrangement with the Company entitling such member to any form of compensation from the Company, other than reasonable compensation for serving as a member of the Board. No executive officer of the Company was a member of the Stock Option Committee during Fiscal 1994.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Under Section 145 of the General Corporation Law of the State of Delaware, a Delaware corporation has the power, under specified circumstances, to indemnify its directors, officers, employees and agents in connection with actions, suits or proceedings brought against them by a third party or in the right of the corporation, by reason of the fact that they were or are such directors, officers, employees or agents, against liabilities and expenses incurred in any such action, suit or proceeding. Article XI of the Company's Restated Certificate of Incorporation provides that the Company shall indemnify its officers and directors to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware.

All directors and executive officers of the Company have entered into indemnification agreements with the Company pursuant to which the Company will indemnify, to the fullest extent permitted by applicable law, such officer or director against liabilities and expenses incurred by such officer or director in any proceeding or action because such officer or director is or was a director, officer, employee or agent of the Company and other certain other circumstances. The indemnification is in addition to the indemnification provided in the Company's Restated Certificate of Incorporation. In neither case will indemnification be provided if prohibited under applicable law.

PART 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as of February 25, 1995 information known to the management of the Company concerning the beneficial ownership of the Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group:


                                                      Percentage
                                     Number of            of
                                     Shares           Outstanding
                                     Owned (1)          Shares
                                     ---------        ------------
EXECUTIVE OFFICERS AND DIRECTORS
Peter Aaron (2)                         18,924                    *
Debbie A. Brownfield (3)                 6,063                    *
Wallace D. Holznagel (4)                22,187                    *
Loren R. Rothschild                         --                   --
Alan R. Schlesinger                         --                   --
All directors and executive
 officers as group (5 persons) (5)      47,174                    *

5% STOCKHOLDERS

Apollo Retail Partners, L.P. (6)     6,887,133                38.5%
 c/o Apollo Advisors, L.P.
 2 Manhattanville Road
 Purchase, New York 10577

Executive Life Insurance Company       898,406                 5.0%
 of New York
 c/o First Boston Asset
Management
 12 E. 49th Street - 30th Floor
 New York, New York 10017

Fidelity Management Trust Company (7)   50,508                    *
 (on behalf of managed accounts)
 82 Devonshire Street
 Boston, Massachusetts  02109

Fidelity Summer Street Trust:          307,603                 1.7%
 Fidelity Capital
 & Income Fund (8)
 82 Devonshire Street
 Boston, Massachusetts  02109





Fidelity Charles Street Trust:         213,794                 1.2%
Fidelity
  Asset Manager (8)
  82 Devonshire Street
  Boston, Massachusetts  02109

Fidelity Charles Street Trust:          25,828                    *
Fidelity
  Asset Manager:  Growth (8)
  82 Devonshire Street
  Boston, Massachusetts  02109

Variable Insurance Products Fund        45,916                    *
II:
  Asset Manager Portfolio (8)
  82 Devonshire Street
  Boston, Massachusetts  02109

Variable Insurance Products Fund:       35,870                    *
High
  Income Portfolio (8)
  82 Devonshire Street
  Boston, Massachusetts  02109

Fidelity Advisor Series II:             35,870                    *
  Advisor High Yield Fund (8)
  82 Devonshire Street
  Boston, Massachusetts  02109

Fidelity Fixed-Income Trust:           562,103                    *
Spartan
  High Income Fund (8)
  82 Devonshire Street
  Boston, Massachusetts  02109

Fidelity Puritan Trust:  Fidelity       50,220                    *
Puritan
  Fund (8)
  82 Devonshire Street
  Boston, Massachusetts  02109

Fidelity Magellan Fund (8)             143,486                    *
  82 Devonshire Street
  Boston, Massachusetts  02109

Fidelity Asset Manager Fund (9)          1,434                    *
  82 Devonshire Street
  Boston, Massachusetts  02109

Fidelity Copernicus Fund, L.P.         511,880                    *
(8)
  82 Devonshire Street
  Boston, Massachusetts  02109





Merrill Lynch Phoenix Fund, Inc.     1,190,420                 6.7%
  800 Scudders Mill Road
  Plainsboro, New Jersey  08536

Morgens Waterfall Vintiadis &        3,082,906                17.2%
Co., Inc. (10)
  610 Fifth Avenue, 7th Floor
  New York, New York  10020

- ----------------

*    Percentage equal to less than 1%

(1) Except for applicable community property laws, with respect to the matters covered by the Voting Agreement (hereinafter defined) and as otherwise indicated, each person has the sole power to vote and dispose of all shares of Common Stock listed opposite his or its name. Under the Voting Agreement, these beneficial owners and certain other persons, holding approximately 8,717,000 shares or 48.7% of the outstanding Common Stock, have the right to vote in concert with respect to the election of directors. See "Item 13 - Certain Relationships and Related Transactions."

(2) Includes 1,047 shares of Common Stock issuable upon exercise of warrants that have an exercise price of $4.55 per share and 17,639 shares subject to immediately exercisable, non-qualified stock options that have an exercise price of $.01 per share.

(3) Includes 3,963 shares of Common Stock subject to immediately exercisable, non-qualified stock options that have an exercise price of $.01 per share.

(4) Includes 1,472 shares of Common Stock issuable upon exercise of warrants that have an exercise price of $4.55 per share and 20,381 shares subject to immediately exercisable, non-qualified stock options that have an exercise price of $.01 per share.

(5) Includes 2,519 shares of Common Stock issuable upon the exercise of warrants that have an exercise price of $4.55 per share and 41,983 shares of Common Stock subject to immediately exercisable, non-qualified stock options that have an exercise price of $.01 per share.

(6) The sole general partner of ARP is AIF II, L.P. ("AIF II"); the managing general partner of AIF II is Apollo Advisors, L.P. ("Apollo Advisors"); and the general partner of Apollo Advisors is Apollo Capital Management, Inc.

(7) Fidelity Management Trust Company is the trustee or managing agent for various private investment accounts and is a wholly owned subsidiary of FMR Corp.

(8) Fidelity Management & Research Company is the investment advisor to various registered investment companies and is a wholly owned subsidiary of FMR Corp.






(9) Fidelity Investments Canada Limited ("FICL") is the trustee and manager tovarious Ontario mutual fund trusts and is a wholly owned subsidiary of FMR Corp. Fidelity Management & Research Company was appointed by FICL as the investment advisor to Fidelity Asset Manager Fund.

(10) Morgens Waterfall Vintiadis & Company, Inc. ("Morgens") renders discretionary investment advisory services to (i) Morgens Waterfall Vintiadis N.V. which holds 95,450 shares of Common Stock, (ii) the Bond Fund of the CommonFund for Nonprofit Organizations which holds 211,362 shares of Common Stock and(iii) Betje Partners, which holds 102,264 shares of Common Stock. Messrs. Morgens and Waterfall are the general partners of
     (i) Morgens Waterfall Income Partners which holds 98,260 shares of Common Stock and (ii) Phoenix Partners which holds 287,089 shares of Common Stock. Messrs. Morgens and Waterfall are officers, directors and stockholders of Prime, Inc., which is the corporate general partner of three limited partnerships, each of which serves as a general Partner of (i) Restart Partners, L.P., which holds 623,586 shares of Common Stock, (ii) Restart Partners II, L.P., which holds 1,022,800 shares of Common Stock and (iii) Restart Partners III, L.P., which holds 642,095 shares of Common Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Item 11 - Executive Compensation" for information regarding certain contracts with executive officers of the Company.

In connection with the Recapitalization, certain of the Company's post-Recapitalization stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the Common Stock outstanding immediately following the Recapitalization (currently 48.7%), entered into that certain Voting Agreement dated as of October 30, 1992 (the "Voting Agreement"). The Voting Agreement provides, among other things, that (i) ARP may designate six persons to the Board of Directors and (ii) a majority of certain former holders of the Company's 13-1/2% Senior Subordinated Notes due February 15, 1995, which notes were exchanged for Common Stock pursuant to the Recapitalization, may designate two persons to the Board of Directors. The Voting Agreement will terminate upon the earlier of (i) October 30, 2002, or (ii) the date upon which at least 25% of the then outstanding shares of Common Stock are publicly held pursuant to one or more underwritten registered offerings of primary shares.

In connection with the Recapitalization, the parties to the Recapitalization Agreement (and/or their permitted assignees) entered into an equity registration rights agreement and a debt registration rights agreement. Under certain circumstances, the holders of at least 10% of the aggregate principal amount of the then outstanding Securities (as defined therein) covered by such agreements may exercise up to two demand registrations with respect to such Securities.
The Company will pay all expenses (other than underwriting discounts and commissions) in connection with all such registrations. The agreements also provide for certain piggyback registration rights. The Common Stock held by ARP and Morgens is covered by the equity registration rights agreement pursuant to its terms.

Pursuant to the Recapitalization, Executive Life Insurance Company of New York ("ELICNY") received 898,406 shares of the Company's Common Stock and $7.8 million ($6.4 million after adjustment for the Infusion) in principal amount of the Company's 10-1/4% Senior Subordinated Notes due 1999 (the "10-1/4% Notes"). During Fiscal 1994, the Company paid ELICNY $0.8 million of cash interest on the 10-1/4% Notes. In addition, at October 29, 1994 the Company had accrued $0.4 million of interest on the 10-1/4% Notes, which was subsequently issued to ELICNY in additional securities of the Company as interest paid in kind.

On December 1, 1993, the Company consummated a capital infusion and debt reduction plan (the "Infusion"). The Infusion included, among other things, the following components: (i) the issuance of 4,466,206 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") pursuant to the exercise of transferable subscription rights and a related standby purchase (the "Standby Purchase") and (ii) the application of the net proceeds from the sale of the Series A Preferred Stock, together with cash flow from operations, to repurchase $13.0 million aggregate principal amount of the 10-1/4% Notes at par, together with accrued interest through the repurchase date, and the concurrent amendment of the terms of the 10-1/4% Notes that remain outstanding to, among other things, reduce the interest rate of the 10-1/4% Notes from 11-1/2% to 10-1/4% and to require the Company to pay a specified premium in order to effect any future redemption thereof prior to November 1, 1996.

In connection with the Infusion and related Standby Purchase, ARP and Morgens executed a Standby Purchase Agreement pursuant to which they acquired 1,961,197 and 980,867 shares, respectively, of the Company's Series A Preferred Stock in December 1993. Each share of the Series A Preferred Stock automatically converted into two shares of Common Stock on March 14, 1994, concurrent with the stockholders approval of an increase in the number of authorized shares of Common Stock of the

Company from 15.0 million to 40.0 million shares. The Company reimbursed certain fees and expenses incurred by parties to the Standby Purchase Agreement.

In connection with the Infusion, certain funds managed by Fidelity Management and Research Company or Fidelity Management Trust Company (the "Fidelity Funds"), the holders of the remaining 10-1/4% Notes, became the holders of more than 5% of the Company's Common Stock. Accordingly, the Company has reflected the entire amount of the 10-1/4% Notes as related party debt at October 29, 1994 and October 30, 1993. During Fiscal 1994, the Company paid the Fidelity Funds $6.9 million of cash interest on the 10-1/4% Notes. In addition, at October 29, 1994 the Company had accrued $3.6 million of interest on the 10-1/4% Notes, which was subsequently issued to the Fidelity Funds in additional securities of the Company as interest paid in kind.

In addition to the above, see "Item 1 - Business-Reorganization-Background" for a discussion of certain arrangements with the holders of the 10-1/4% Notes.

The Company believes that, to the extent applicable, all of the transactions described above were, and intends that all transactions with affiliated parties will continue to be, on terms no less favorable to the Company than those available from unaffiliated parties offering comparable goods and services.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    LAMONTS APPAREL, INC.

                    By:  /S/ LOREN R. ROTHSCHILD
                         -----------------------
                         LOREN R. ROTHSCHILD
                         Vice Chariman of the Board


Date:     February 27, 1995