Form 10-QT
period 1995-01-28
LAMONTS APPAREL INC
filed 1995-04-21
CIK 785962

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                            -------------------------




                                    FORM 10-Q



              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 30, 1994 to January 28, 1995

                                                  Commission File Number 0-15542


                          -----------------------------



                              Lamonts Apparel, Inc.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                     #75-2076160
(State of Incorporation)                (I.R.S. Employer Identification Number)

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

                                  Yes /X/    No



As of April 17, 1995 there were 17,887,775 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


                                     Page 1


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q
                                JANUARY 28, 1995

                                      INDEX


                                                                            Page
                                                                            ----



Part I.  FINANCIAL INFORMATION


         Item 1   - Consolidated Financial Statements

                  - Consolidated Balance Sheets - January 28, 1995
                    and October 29, 1994                                      3

                  - Consolidated Statements of Operations and
                    Accumulated Deficit for the quarters ended
                    January 28, 1995 and January 29, 1994                     4

                  - Consolidated Statements of Cash Flows for the
                    quarters ended January 28, 1995 and January 29, 1994      5

                  - Notes to Consolidated Financial Statements                6


          Item 2  - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9




Part II. OTHER INFORMATION

         Item 1   - Legal Proceedings                                       13

         Item 3   - Defaults Upon Senior Securities                         13

         Item 6   - Exhibits and Reports on Form 8-K                        13

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               JANUARY 28,          OCTOBER 29,
                                                                  1995                 1994
                                                              -------------        ------------
Current Assets:
 Cash                                                                $7,972              $2,694
 Receivables, net                                                     3,050               1,994
 Inventories                                                         29,145              61,713
 Prepaid expenses and other                                           5,917               5,924
 Restricted cash                                                        532
                                                              -------------        ------------
  Total current assets                                               46,616              72,325
Property and equipment                                               51,924              54,661
Leasehold interests                                                   5,058               5,241
Excess of cost over net assets acquired                              13,639              13,730
Deferred financing costs                                              3,436               3,617
Restricted cash                                                         256               1,884
Other assets                                                            486               1,131
                                                              -------------        ------------
   Total assets                                                    $121,415            $152,589
                                                              -------------        ------------
                                                              -------------        ------------
Liabilities not subject to settlement under
 reorganization proceedings:
 Current Liabilities:
  Borrowings under working capital facility                         $15,838             $24,593
  Accounts payable                                                    1,754              16,151
  Accrued payroll and related costs                                   2,913               4,979
  Accrued taxes                                                         455               1,699
  Accrued interest                                                      336               1,249
  Accrued store closure costs                                         2,951               3,557
  Other accrued expenses                                              5,198               8,047
  Current maturities of obligations under capital leases                                  1,316
  Current maturities of long term debt                                                      796
                                                              -------------        ------------
    Total current liabilities                                        29,445              62,387

 Long term debt to related party                                                         66,026
 Obligations under capital leases                                                        14,616
 Other                                                                                    2,000
                                                              -------------        ------------
  Total liabilities not subject to settlement
    under reorganization proceedings                                 29,445             145,029
                                                              -------------        ------------

Liabilities subject to settlement under
 reorganization proceedings:                                        108,333
                                                              -------------

Stockholders' Equity (Deficit):
 Common stock, $.01 par value; 40,000,000 shares                        179                 179
  authorized, 17,887,775 and 17,875,230 shares
  issued and outstanding, respectively
 Additional paid in capital                                          62,843              62,777
 Accumulated deficit                                               (79,385)            (55,396)
                                                              -------------        ------------
  Total stockholders' equity (deficit)                             (16,363)               7,560
                                                              -------------        ------------
  Total liabilities and stockholders' equity (deficit)             $121,415            $152,589
                                                              -------------        ------------
                                                              -------------        ------------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             QUARTER ENDED
                                                                  ----------------------------------
                                                                    JANUARY 28,          JANUARY 29,
                                                                       1995                 1994
                                                                  --------------       -------------
Revenues                                                                 $71,014             $77,737
Cost of merchandise sold                                                  59,841              48,954
                                                                  --------------       -------------
 Gross profit                                                             11,173              28,783
                                                                  --------------       -------------

Operating and administrative expenses                                     22,000              23,112
Depreciation and amortization                                              2,666               2,753
                                                                  --------------       -------------
 Operating costs                                                          24,666              25,865
                                                                  --------------       -------------

Earnings (loss) before other income (expense)
 and reorganization expenses                                            (13,493)               2,918

Other income (expense):
 Interest expense (contractual interest of $3,581 in 1995)
  Cash                                                                   (1,356)             (2,787)
  Non-cash                                                               (1,670)
 Other                                                                        29               (367)
                                                                  --------------       -------------

Loss before reorganization expenses                                     (16,490)               (236)

Reorganization expenses                                                    7,499
                                                                  --------------       -------------

Net loss                                                                (23,989)               (236)

Accumulated deficit, beginning of period                                (55,396)            (10,871)
                                                                  --------------       -------------

Accumulated deficit, end of period                                     ($79,385)           ($11,107)
                                                                  --------------       -------------
                                                                  --------------       -------------

Net loss per common share                                                ($1.34)             ($0.03)
                                                                  --------------       -------------
                                                                  --------------       -------------















   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                             QUARTER ENDED
                                                                  ----------------------------------
                                                                    JANUARY 28,          JANUARY 29,
                                                                       1995                 1994
                                                                  --------------       -------------
Cash flows from operating activities:
 Net loss                                                              ($23,989)              ($236)

 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Depreciation and amortization                                           2,666               2,753
   Store closure costs                                                     (970)
   Non-cash interest                                                       1,670
   Write-off of deferred financing costs                                                         369
   Reorganization expenses                                                 7,499
   Decrease in inventories                                                31,654              19,089
   Decrease in prepaid expenses and other                                    592               1,396
   Decrease in accounts payable                                          (3,245)            (11,943)
   Decrease in accrued interest                                            (666)             (2,637)
   Other                                                                   1,791                 253
                                                                  --------------       -------------
    Cash provided by operating activities
     before reorganization items                                          17,002               9,044

 Operating cash flows used by reorganization items:
  Payments for professional fees and other expenses related
   to the Chapter 11 proceedings                                         (1,872)
                                                                  --------------       -------------
    Cash provided by operating activities                                 15,130               9,044
                                                                  --------------       -------------

Cash flows from investing activities:
 Capital expenditures                                                      (694)               (985)
 Other                                                                       (3)                 146
                                                                  --------------       -------------
  Cash used in investing activities                                        (697)               (839)
                                                                  --------------       -------------

Cash flows from financing activities:
 Proceeds from sale of preferred stock                                                        13,399
 Payment of long-term debt                                                                  (13,000)
 Pre-petition borrowings under working capital facility                   26,667              18,778
 Pre-petition payments under working capital facility                   (35,422)            (26,100)
 Payments on obligations under capital leases                              (373)               (360)
 Payment of financing costs                                                                    (417)
 Other                                                                      (27)               (319)
                                                                  --------------       -------------
  Cash used by financing activities                                      (9,155)             (8,019)
                                                                  --------------       -------------

Net increase in cash                                                       5,278                 186
Cash, beginning of period                                                  2,694               2,925
                                                                  --------------       -------------

Cash, end of period                                                       $7,972              $3,111
                                                                  --------------       -------------
                                                                  --------------       -------------

Supplemental cash flow information:
 Cash interest paid                                                       $1,401              $5,454
                                                                  --------------       -------------
                                                                  --------------       -------------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995

NOTE 1 - PETITION FOR RELIEF UNDER CHAPTER 11

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company") filed a voluntary petition for relief (the "Filing") under chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Washington at Seattle (the "Bankruptcy Court"), seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

As of the Petition Date, payment of pre-petition liabilities to unsecured creditors, including trade creditors and noteholders, and pending litigation against the Company are stayed while the Company continues its business operations as a debtor-in-possession. These liabilities are included in the January 28, 1995 balance sheet as "liabilities subject to settlement under reorganization proceedings."

As a result of the Filing, the Company is currently in default under the indentures (the "Indentures") governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and 13-1/2% Senior Subordinated Notes due February 1995 (the "13-1/2% Notes"). As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case, and these liabilities have been included in the January 28, 1995 balance sheet as "liabilities subject to settlement under reorganization proceedings."

In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a prepetition claim for breach of contract. In connection with the Company's Chapter 11 proceedings, nine real property leases and certain executory contracts have been rejected with Bankruptcy Court approval.

In connection with the Company's Chapter 11 case, the United States Trustee has appointed committees for the Company's (i) bondholders, (ii) other general unsecured creditors and (iii) equityholders.

As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements, including amounts recorded for the excess of cost over net assets acquired. Except as discussed in Note 6, the financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the accompanying financial statements include the results of operations of the Company for the transitional quarter ended January 28, 1995 and for the comparable prior year period, and should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.

The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 - FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. The financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. Although the Company's recurring losses from operations have raised substantial doubt about its ability to continue as a going concern, the Chapter 11 filing has afforded the Company the opportunity to improve its operating performance and restructure its balance sheet. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the ability to comply with its debtor-in-possession financing agreement, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

The financial statements presented herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the operating results for the quarterly periods reported. Except as discussed in Notes 3 and 6, all such adjustments are normal and recurring in nature. The results of operations for the quarterly periods are not necessarily indicative of results for the entire year.

NOTE 3 - INVENTORIES

Inventories are valued at the lower of cost (using the retail last-in, first-out ("LIFO") method) or net realizable value. At October 30, 1992, as a result of a comprehensive recapitalization, the purchase price allocated to inventories was computed based on the estimated selling prices of such merchandise less the costs of disposal and a profit for the selling effort. As a result of purchase accounting and the use of the LIFO method, the Company has recorded a carrying value in excess of the weighted average cost of inventories (the "Step-up"). Accordingly, the carrying value of the Company's inventories at January 28, 1995 and October 29, 1994, exceeded the weighted average cost of inventories by $2.6 million and $5.5 million, respectively.

The decrease in the Step-up is primarily attributable to the Company's election to change its fiscal year end. As inventory quantities at the end of January are typically lower than inventory quantities at the end of October, the use of the LIFO method resulted in a liquidation of a portion of the remaining Step-up. The effect of this liquidation was to decrease the Company's gross profit by $2.9 million during the quarter ended January 28, 1995.

NOTE 4 - LOAN AND SECURITY AGREEMENT

On January 12, 1995, the Bankruptcy Court approved an interim working capital facility (the "Interim Facility") between the Company and Foothill Capital Corporation ("Foothill"). Interest on borrowings under the Interim Facility accrued at the rate of 3% per annum in excess of the Reference Rate (as defined therein).

On February 17, 1995, the Company replaced the Interim Facility with a Loan and Security Agreement (the "DIP Facility") with Foothill. The DIP Facility, as approved by the Bankruptcy Court, provides a borrowing capacity of up to $32.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. Letters of credit issuable under the facility are limited to $15.0 million.

The DIP Facility provides that interest upon advances made pursuant thereto will accrue at the rate of 3% per annum in excess of the Reference Rate (as defined therein), payable monthly in arrears. The DIP Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such defaulted amount shall be 4.5% per annum in excess of the Reference Rate, payable on demand.

The obligations of the Company under the DIP Facility are collateralized by, among other things, inventory and certain real property. The DIP Facility imposes limitations on the Company with respect to, among other things, (i) the creation or incurrence of liens, (ii) consolidations, mergers and sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) capital expenditures in excess of specified levels, (v) the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates. Additionally, the Company must maintain a minimum Net Worth (as defined in the DIP Facility to exclude, among other items, reorganization expenses, certain liabilities incurred prior to the Filing, write-offs of goodwill, store closure reserves and non-cash interest) of $10.0 million. The Company is currently in compliance in all material respects with the terms contained in the DIP Facility.

The DIP Facility expires on the earlier of (i) May 17, 1996, with provisions for three quarterly renewals, and (ii) the effective date of the Company's plan of reorganization in the Chapter 11 case.

The Company paid Foothill $80,000 upon the closing of the DIP Facility. Future fees payable under the DIP Facility consist primarily of (i) remaining closing fees totalling $240,000 to be paid during the year ending January 31, 1996, plus certain other expenses, (ii) monthly payments equal to 1/2% of the average unused borrowing capacity and (iii) quarterly payments equal to 1/4% of the borrowing capacity for each quarterly renewal period.

NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to settlement under reorganization proceedings include the following as of January 28, 1995 (dollars in thousands):

          Accounts payable and accrued liabilities                     $23,714
          Capital Lease Obligations                                     15,560
          10-1/4% Notes (including pre-petition accrued interest)       67,576
          13-1/2% Notes (including pre-petition accrued interest)          838
          Notes Payable                                                    645
                                                                   -----------
                                                                      $108,333
                                                                   -----------
                                                                   -----------

As a result of the Filing, payment of principal and interest under the Indentures has been stayed while the Company continues with its business operations as a debtor-in-possession. The Company discontinued accruing interest on these obligations as of the date of the Filing. Contractual interest on these obligations, which is $0.6 million in excess of reported interest expense, amounted to $2.2 million for the quarter ended January 29, 1995.

NOTE 6 - REORGANIZATION EXPENSES

Reorganization expenses represent costs directly related to the Company's Chapter 11 case and include (i) estimated costs associated with the rejection of real property leases, (ii) estimated costs for the court-approved closure of six underperforming stores and (iii) professional fees and other expenditures. Closure of the six stores is estimated to result in a reduction of future minimum rental commitments of approximately $19.0 million for periods reported after the Petition Date.

NOTE 7 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company's common stock equivalents, represented by stock options, warrants and Series A Preferred Stock (outstanding from December 1, 1993 to March 13, 1994) were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion is anti-dilutive. The weighted average number of common shares outstanding for the quarters ended January 28, 1995 and January 29, 1994 were 17,883,135 and 8,934,428, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit originally brought as a class action in state court in Anchorage, Alaska on September 18, 1992. Plaintiffs alleged that store "area managers" in the State of Alaska are not exempt from overtime pay requirements under the Alaska Wage and Hour Act (the "AWHA") and thus have worked hours for which they have not been compensated. The complaint seeks back wages, liquidated damages, attorneys fees and costs. The class has not yet been certified and the case had been removed to Federal District Court in Anchorage. In November 1993, plaintiffs amended the complaint to allege a new claim on behalf of themselves and allegedly similarly situated employees under Section 216(b) of the Fair Labor Standards Act (the "FLSA"), in addition to the original claim under the AWHA. However, on March 25, 1994, the plaintiffs dismissed their new FLSA claim. In consideration of that dismissal, the parties agreed to remand the remaining original AWHA claim back to state court and the remand was ordered by the court on May 27, 1994. On August 8, 1994, Plaintiffs moved for partial summary judgment declaring that they were not paid on a salary basis required for exemption from AWHA overtime requirements and on September 30, 1994 the Company cross-moved for partial summary judgment declaring that certain of its employment policies did not violate the salary requirement for exemption from AWHA. On December 15, 1994 the court denied Plaintiffs' motion holding that they had failed to show that they were not paid a salary and that factual issues remained. The court contemporaneously denied the Company's motion holding that there were genuine issues of material fact.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Lamonts Apparel, Inc. (the "Company") retails brand-name apparel and accessories for the entire family through its 43 full-line apparel stores. Lamonts currently operates in malls and regional shopping centers located in the states of Alaska, Idaho, Montana, Oregon, Utah and Washington.

On January 6, 1995 (the "Petition Date"), the Company filed a voluntary petition for relief (the "Filing") under chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Washington at Seattle (the "Bankruptcy Court"), seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

As of the Petition Date, payment of pre-petition liabilities to unsecured creditors, including trade creditors and noteholders, and pending litigation against the Company are stayed while the Company continues its business operations as a debtor-in-possession. In a Chapter 11 reorganization plan, the rights of the creditors may be significantly altered. Creditors may receive substantially less than the full face amount of claims. No estimate of the amount of adjustments, if any, from recorded amounts, to amounts to be realized by creditors, is available at this time.

As a result of the Filing, the Company is currently in default under the indentures (the "Indentures") governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and 13-1/2% Senior Subordinated Notes due February 1995 (the "13-1/2% Notes"). As a result, all unpaid principal of, and accrued prepetition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case.

Since January 29, 1994, the Company has closed 15 stores, six of which, with the approval of the Bankruptcy Court, were closed subsequent to January 28, 1995.
Of the 15 stores closed, one was closed due to the expiration of its lease and 14 were closed due to poor performance. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives. In March 1995, the Company opened a store in Issaquah, Washington.

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option, subject to certain conditions, to exchange the 10-1/4% Notes held by them for shares of common stock, par value $0.01 per share (the "Common Stock"), representing approximately 70% of the Common Stock of the Company outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. On March 27, 1995, the Company received an extension from the holders of the 10-1/4% Notes to extend, indefinitely, the time in which the Company may exercise its option to require the holders to exchange their 10-1/4% Notes, provided, however, that a majority of the holders of the 10-1/4% Notes may terminate such extension upon 60 days notice to the Company.

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the following discussion encompasses the results of operations of the Company for the transitional quarter ended January 28, 1995 and for the comparable prior year period, and should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 28, 1995 COMPARED TO
 QUARTER ENDED JANUARY 29, 1994

REVENUES. Revenues of $71.0 million for the quarter ended January 28, 1995 decreased 8.6% on a total store basis from $77.7 million for the quarter ended January 29, 1994. Comparable store revenues decreased 6.4% for the quarter ended January 28, 1995 as compared to the same period for the prior year. Store closures contributed $2.4 million to the total store revenue decline.
Management believes that revenues have been and will continue to be adversely affected, in part, by (i) a weak retail environment for apparel, (ii) the adverse publicity associated with the Filing and (iii) the interruption in the receipt of merchandise due to a reduction in available credit since the Filing.

GROSS PROFIT. Gross profit, as a percentage of revenues (excluding the effects of non-cash charges of $3.9 million during the quarter ended January 28, 1995 and $0.3 million during the quarter ended January 29, 1994), decreased approximately 16.3% for the quarter ended January 28, 1995, to 21.2% as compared to 37.5% for the quarter ended January 29, 1994. The decrease in gross profit, excluding non-cash items, is primarily attributable to the significant markdowns taken during the quarter ended January 28, 1995 in order to clear aged and slow-moving merchandise from the Company's inventory. Non-cash charges, primarily resulting from the Company's usage of the last-in, first-out method for valuing inventories, increased during the quarter ended January 28, 1995 due to the liquidation of a step-up layer included in inventory (see Note 3 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

The Company's new management has developed and commenced the implementation of new merchandising strategies, which are intended to (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base, (ii) reduce or eliminate low-margin items and departments and add higher margin goods and (iii) reduce inventory levels and increase inventory turns. The Company has also initiated a policy to mark-down and clear out slow-moving and seasonal merchandise in a timely manner.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $22.0 million for the quarter ended January 28, 1995 were $1.1 million lower than the $23.1 million incurred for the quarter ended January 29, 1994. The closure of nine stores subsequent to January 29, 1994 resulted in a decrease of $1.8 million in operating and administrative expenses offset, in part, by a slight increase in comparable store operating and administrative expenses. As a percentage of revenues, operating and administrative expenses increased to 31.0% for the quarter ended January 28, 1995 compared to the 29.7% for the same period of the prior year due to lower revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.7 million for the quarter ended January 28, 1995 remained relatively unchanged from $2.8 million recorded for the quarter ended January 29, 1994. Increased depreciation and amortization associated with newly acquired assets offset reductions associated with assets retired as a result of store closures and assets becoming fully depreciated or amortized.

INTEREST EXPENSE. Interest expense of $3.0 million ($1.3 million cash and $1.7 million non-cash) for the quarter ended January 28, 1995 increased $0.2 million from $2.8 million (all cash) in the prior year period primarily due to (i) the accrual of payment-in-kind interest on the 10-1/4% Notes at the rate of 13% through the date of the Filing as compared to a cash interest rate of 10-1/4% in effect for the majority of the prior year period and (ii) higher borrowing levels and higher interest rates under the Company's working capital facilities, offset by (i) the termination of interest accruals on the 10-1/4% Notes and on the 13-1/2% Notes as of the date of the Filing and (ii) the December 1993 repurchase of $13.0 million aggregate principal amount of the 10-1/4% Notes.

OTHER. Other expense of $0.4 million for the quarter ended January 29, 1994 reflects the write-off of the pro-rata portion of deferred financing costs attributable to the $13.0 million aggregate principal amount of 10-1/4% Notes repurchased in December 1993.

REORGANIZATION EXPENSES. Reorganization expenses represent costs directly related to the Company's Chapter 11 case and include (i) estimated costs associated with the rejection of real property leases, (ii) estimated cost of closing six underperforming stores and (iii) professional fees and other expenditures.

NET LOSS. The Company reported a net loss of $24.0 million for the quarter ended January 28, 1995 as compared to a net loss of $0.2 million for the quarter ended January 29, 1994. The decrease in net earnings of $23.8 million is primarily attributable to decreased gross profit dollars and the recognition of reorganization expenses attributable to the Chapter 11 proceedings offset, in part, by lower operating and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company generated $17.0 million of cash from operating activities before reorganization items for the quarter ended January 28, 1995, an increase of $8.0 million as compared to $9.0 million for the quarter ended January 29, 1994. The increase is primarily due to (i) a $12.3 million decrease in inventory purchases, (ii) an $8.7 million reduction in payments on vendor accounts payable as a result of the Filing, (iii) the Company's election to pay its November 1, 1994 interest payment in additional 10-1/4% Notes as compared to $4.4 million of interest paid in cash during the prior year period and (iv) a $1.1 million decrease in operating and administrative expenses. These amounts were partially offset by a $17.6 million decrease in gross profit and the payment of $1.0 million of store closure costs.

The Company used $0.7 million of cash in investing activities in the quarter ended January 28, 1995 as compared to $0.8 million in the quarter ended January 29, 1994, primarily for capital expenditures.

The $1.1 million increase in cash used by financing activities is primarily due to higher payments (net) under the Company's working capital facilities during the quarter ended January 28, 1995 as compared to the quarter ended January 29, 1994, offset by payments of financing costs in the prior year period.

WORKING CAPITAL

As of January 28, 1995, the Company had $8.0 million of cash and an additional $0.5 million of current restricted cash, representing the funding of payroll and taxes in connection with the Filing. The Company's current assets exceeded current liabilities not subject to settlement under reorganization proceedings by $17.2 million and $9.9 million at January 28, 1995 and October 29, 1994, respectively. A substantial portion of the increase in the Company's working capital resulted from the reclassification of certain current liabilities existing on the date of the Filing into the portion of the Company's balance sheet entitled "liabilities subject to settlement under reorganization proceedings."

CAPITAL RESOURCES

On February 17, 1995, the Company replaced its interim working capital facility with a Loan and Security Agreement (the "DIP Facility") with Foothill Capital Corporation ("Foothill"). The DIP Facility, as approved by the Bankruptcy Court, provides a borrowing capacity of up to $32.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. Letters of credit issuable under the facility are limited to $15.0 million.

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

The obligations of the Company under the DIP Facility are collateralized by, among other things, inventory and certain real property. The DIP Facility imposes limitations on the Company with respect to, among other things, (i) the creation or incurrence of liens, (ii) consolidations, mergers, and sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) capital expenditures in excess of specified levels, (v) the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates. Additionally, the Company must maintain a minimum Net Worth (as defined in the DIP Facility to exclude, among other items, reorganization expenses, certain liabilities incurred prior to the Filing, write-off of goodwill, store closure reserves and non-cash interest) of $10.0 million. The Company is currently in compliance in all material respects with the terms contained in the DIP Facility.

The DIP Facility expires on the earlier of (i) May 17, 1996, with provisions for three quarterly renewals, and (ii) the effective date of the Company's plan of Reorganization in the Chapter 11 case.

Under the terms of the DIP Facility, the Company's borrowing base is limited to a specified percentage of eligible inventory and real property (as defined therein). At April 10, 1995, the Company had $11.5 million of borrowings and no letters of credit outstanding under the DIP Facility, with additional borrowing capacity of $8.0 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the DIP Facility (ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company is able to obtain its expected trade credit terms and the inclusion in the borrowing base of certain real property in accordance with the terms of the DIP Facility, the Company believes that borrowings under the DIP Facility and cash generated from operations will provide the cash necessary to fund the Company's cash requirements.

CAPITAL EXPENDITURES

In March 1995, the Company opened a new 36,000 square foot full-line store in a 465,000 square foot shopping center in Issaquah, Washington. Initial fixed costs approximated $1.0 million, $0.7 million of which the lessor is required, pursuant to the terms of the lease, to reimburse the Company. The Company intends to seek an order from the Bankruptcy Court compelling the lessor to make such reimbursement. Management does not anticipate additional expansion during the next fiscal year.

OTHER

The Company has never declared or paid cash dividends on its Common Stock or any other equity security, and does not anticipate paying cash dividends on the Common Stock, or any other equity security, in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements, the financial condition of the Company, the terms and conditions specified in the plan of reorganization and such other factors as the Company's Board of Directors may consider. The ability of the Company to pay dividends is directly and indirectly restricted under the terms of the DIP facility. Such restrictions prohibit the payment of dividends for the foreseeable future. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends.

SEASONALITY

The Company's revenues are seasonal, with the Christmas season (included in the quarter ending the Saturday closest to January 31) generally its strongest period.

                           PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

Except as set forth below, no material change has occurred in the litigation described in "Item 3 - Legal Proceedings" on page 7 of the Company's Annual Report on Form 10-K for the year ended October 29, 1994, which is incorporated herein by reference.

On February 17, 1995, the Company obtained the approval of the Bankruptcy Court for the DIP Facility. See Note 4 to the Company's financial statements for the quarter ended January 28, 1995, included elsewhere herein, for a description of terms of the DIP Facility.

In addition to committees for the Company's bondholders and other general unsecured creditors, on March 21, 1995 the United States Trustee appointed an equityholders' committee.

In connection with the Company's Chapter 11 proceedings, nine real property leases and certain executory contracts have been rejected with Bankruptcy Court approval.

On April 13, 1995, the Bankruptcy Court approved new employment agreements for each of Messrs. Schlesinger and Rothschild.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and accrued interest as of January 28, 1995) and 13-1/2% Notes ($0.8 million in principal and accrued interest as of January 28, 1995).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

            Exhibit No.   Description of Exhibit

            10.1   -      Loan and Security Agreement by and between Lamonts
                          Apparel, Inc., Debtor-in-Possession and Foothill
                          Capital Corporation, dated February 17, 1995.

            10.2   -      Amendment Number One to Loan and Security Agreement,
                          dated March 6, 1995, between Foothill Capital
                          Corporation and Lamonts Apparel, Inc.

            10.3   -      Extension Agreement dated March 27, 1995, between
                          Lamonts Apparel, Inc. and the holders of the Company's
                          10-1/4% Subordinated Notes due 1999.

            10.4   -      Waiver and Settlement Agreement, dated February 27,
                          1995 between Earle J. Spokane and Lamonts Apparel,
                          Inc.

            10.5   -      Employment Agreement dated April 18, 1995, between the
                          Registrant and Alan Schlesinger.

            10.6    -     Employment Agreement dated April 18, 1995, between the
                          Registrant and Loren Rothschild.

            11.1   -      Computation of per share loss.

            27.1   -      Financial Data Schedule.

(b)   Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K, dated January 6, 1995, to report the filing by the Company of a voluntary petition for reorganization relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Washington at Seattle.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Registrant:    Lamonts Apparel, Inc.,



Date:   April 19, 1995               By: /s/ Loren Rothschild
                                    ------------------------------------
                                     Loren Rothschild
                                     Vice Chairman of the Board
                                      and Chief Financial Officer