Form 10-Q
period 1995-04-29
LAMONTS APPAREL INC
filed 1995-06-13
CIK 785962

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                             -----------------------



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended               Commission File Number 0-15542
April 29, 1995


                             -----------------------


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

                               Yes /X/    No



As of June 8, 1995 there were 17,887,775 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


                                     Page 1


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q
                                 APRIL 29, 1995

                                      INDEX


                                                                            Page
                                                                            ----
Part I.   FINANCIAL INFORMATION



          Item 1    - Consolidated Financial Statements

                    - Consolidated Balance Sheets - April 29, 1995             3
                      and January 28, 1995

                    - Consolidated Statements of Operations and
                      Accumulated Deficit for the quarters ended
                      April 29, 1995 and April 30, 1994                        4

                    - Consolidated Statements of Cash Flows for
                      the quarters ended April 29, 1995 and
                      April 30, 1994                                           5

                    - Notes to Consolidated Financial Statements               6


          Item 2    - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      9




Part II.  OTHER INFORMATION

          Item 1    - Legal Proceedings                                       13

          Item 3    - Defaults Upon Senior Securities                         13

          Item 6    - Exhibits and Reports on Form 8-K                        13

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                 APRIL 29,         JANUARY 28,
                                                                   1995               1995
                                                                -----------        ------------
Current Assets:
 Cash                                                                $2,188              $7,972
 Receivables, net                                                     3,748               3,050
 Inventories                                                         34,216              29,145
 Prepaid expenses and other                                           4,307               5,917
 Restricted cash                                                      1,224                 532
                                                                -----------        ------------
  Total current assets                                               45,683              46,616

Property and equipment                                               47,188              51,924
Leasehold interests                                                   4,923               5,058
Excess of cost over net assets acquired                              13,549              13,639
Deferred financing costs                                              3,255               3,436
Restricted cash                                                         256                 256
Other assets                                                            462                 486
                                                                -----------        ------------
  Total assets                                                     $115,316            $121,415
                                                                -----------        ------------
                                                                -----------        ------------

Liabilities not subject to settlement under
 reorganization proceedings:
 Current Liabilities:
  Borrowings under working capital facility                         $12,065             $15,838
  Accounts payable                                                   10,212               1,754
  Accrued payroll and related costs                                   2,828               2,913
  Accrued taxes                                                       1,228                 455
  Accrued interest                                                      320                 336
  Accrued store closure costs                                             0               2,951
  Other accrued expenses                                              7,619               5,198
                                                                -----------        ------------
   Total current liabilities not subject to settlement
    under reorganization proceedings                                 34,272              29,445
                                                                -----------        ------------

Liabilities subject to settlement under
 reorganization proceedings                                         105,986             108,333
                                                                -----------        ------------

Stockholders' Deficit:
 Common stock,$.01 par value; 40,000,000 shares                         179                 179
  authorized, 17,887,775 shares issued and outstanding
 Additional paid in capital                                          62,835              62,843
 Accumulated deficit                                               (87,956)            (79,385)
                                                                -----------        ------------
  Total stockholders' deficit                                      (24,942)            (16,363)
                                                                -----------        ------------
  Total liabilities and stockholders' deficit                      $115,316            $121,415
                                                                -----------        ------------
                                                                -----------        ------------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        QUARTER ENDED
                                                                APRIL 29,            APRIL 30,
                                                                  1995                 1994
                                                              -------------        ------------
Revenues                                                            $36,682             $48,503
Cost of merchandise sold                                             24,717              31,713
                                                              -------------        ------------
 Gross profit                                                        11,965              16,790
                                                              -------------        ------------

Operating and administrative expenses                                16,369              19,301
Depreciation and amortization                                         2,494               2,785
                                                              -------------        ------------
 Operating costs                                                     18,863              22,086
                                                              -------------        ------------

Loss before other income (expense)
 and reorganization expenses                                        (6,898)             (5,296)

Other income (expense):
 Interest expense (contractual interest of                          (1,099)             (2,691)
   $3.3 million in 1995)
 Other                                                                   26                   0
                                                              -------------        ------------

Loss before reorganization expenses                                 (7,971)             (7,987)

Reorganization expenses                                                 600
                                                              -------------        ------------

Net loss                                                            (8,571)             (7,987)

Accumulated deficit, beginning of period                           (79,385)            (11,107)
                                                              -------------        ------------

Accumulated deficit, end of period                                ($87,956)           ($19,094)
                                                              -------------        ------------
                                                              -------------        ------------

Net loss per common share                                           ($0.48)             ($0.59)
                                                              -------------        ------------
                                                              -------------        ------------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                     QUARTER ENDED
                                                                          ------------------------------------
                                                                              APRIL 29,           APRIL 30,
                                                                                1995                 1994
                                                                          ----------------     ---------------
Cash flows from operating activities:
 Net loss                                                                         ($8,571)            ($7,987)
 Adjustments to reconcile net loss to net cash used
 by operating activities:
  Depreciation and amortization                                                      2,494               2,785
  Store closure costs                                                                (488)                   0
  Reorganization expenses                                                              600                   0
  Increase in inventories                                                          (5,483)             (3,964)
  (Increase) decrease in prepaid expenses and other                                  1,385               (965)
  Increase in accounts payable                                                       8,458               5,877
  Increase in accrued interest                                                          10               1,733
  Increase in accrued expenses                                                       1,603               1,360
  Other                                                                              (774)             (1,019)
                                                                          ----------------     ---------------
   Cash used by operating activities
    before reorganization items                                                      (766)             (2,180)

Operating cash flows used by reorganization items:
 Payments for professional fees and other expenses related
 to the Chapter 11 proceedings                                                       (476)                   0
                                                                          ----------------     ---------------
  Cash used by operating activities                                                (1,242)             (2,180)
                                                                          ----------------     ---------------

Cash flows from investing activities:
 Capital expenditures                                                                (385)             (1,207)
 Other                                                                                  23                  37
                                                                          ----------------     ---------------
  Cash used in investing activities                                                  (362)             (1,170)
                                                                          ----------------     ---------------

Cash flows from financing activities:
 Pre-petition borrowings under working capital facility                                  0              20,702
 Pre-petition payments of borrowings under working capital facility                      0            (16,865)
 Post-petition borrowings under working capital facility                            48,444                   0
 Post-petition payments under working capital facility                            (52,217)                   0
 Payments on obligations under capital leases                                        (392)               (373)
 Other                                                                                (15)                (30)
                                                                          ----------------     ---------------
  Cash provided (used) by financing activities                                     (4,180)               3,434
                                                                          ----------------     ---------------

Net increase (decrease) in cash                                                    (5,784)                  84

Cash, beginning of period                                                            7,972               3,111
                                                                          ----------------     ---------------

Cash, end of period                                                                 $2,188              $3,195
                                                                          ----------------     ---------------
                                                                          ----------------     ---------------

Supplemental cash flow information:
 Cash interest paid                                                                 $1,089                $971
                                                                          ----------------     ---------------
                                                                          ----------------     ---------------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 29, 1995

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

As of the Petition Date, payment of pre-petition liabilities to unsecured creditors, including trade creditors and noteholders, and pending litigation against the Company are stayed while the Company continues its business operations as a debtor-in-possession. These liabilities are included in the balance sheet as "liabilities subject to settlement under reorganization proceedings."

As a result of the Filing, the Company is currently in default under the indentures (the "Indentures") governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and 13-1/2% Senior Subordinated Notes which were due February 1995 (the "13-1/2% Notes"). As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case, and these liabilities have been included in the balance sheet as "liabilities subject to settlement under reorganization proceedings."

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

As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements, including amounts recorded for the excess of cost over net assets acquired. Except as discussed in Note 5, the financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the accompanying financial statements include the results of operations of the Company for the quarter ended April 29, 1995, the first quarter of the fiscal year which will end on February 3, 1996, and for the comparable prior year period, and should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.

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

The financial statements presented herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the operating results for the quarterly periods reported. Except as discussed in Note 5, all such adjustments are normal and recurring in nature. The results of operations for the quarterly periods are not necessarily indicative of results for the entire year.

NOTE 3 - LOAN AND SECURITY AGREEMENT

On February 17, 1995, the Company received approval from the Bankruptcy Court for a Loan and Security Agreement (the "DIP Facility") with Foothill Capital Corporation ("Foothill"). The DIP Facility provides for a borrowing capacity of up to $32.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. Letters of credit issuable under the facility are limited to $15.0 million.

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

NOTE 4 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):


                                                                       April 29,       January 28,
                                                                         1995             1995
                                                                     -----------      ------------
    Accounts payable and accrued liabilities                             $23,815           $23,714
    Capital lease obligations                                             13,112            15,560
    10-1/4% Notes (including pre-petition accrued interest)               67,576            67,576
    13-1/2% Notes (including pre-petition accrued interest)                  838               838
    Notes payable                                                            645               645
                                                                     -----------      ------------
                                                                        $105,986          $108,333
                                                                     -----------      ------------
                                                                     -----------      ------------


As a result of the Filing, payment of principal and interest under the Indentures has been stayed while the Company continues with its business operations as a debtor-in-possession. The Company discontinued accruing interest on these obligations as of the date of the Filing. Contractual interest on these obligations (which was not included in interest expense reported during the quarter ended April 29, 1995) amounted to $2.2 million.

NOTE 5 - REORGANIZATION EXPENSES

Reorganization expenses represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees and estimated costs for the court-approved closure of six underperforming stores.

NOTE 6 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company's common stock equivalents, represented by stock options, warrants and Series A Preferred Stock (outstanding from December 1, 1993 to March 13, 1994) were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion is anti-dilutive. The weighted average number of common shares outstanding for the quarters ended April 29, 1995 and April 30, 1994 were 17,887,775 and 13,647,998, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit originally brought as a class action in state court in Anchorage, Alaska on September 18, 1992. Plaintiffs alleged that store "area managers" in the State of Alaska are not exempt from overtime pay requirements under the Alaska Wage and Hour Act (the "AWHA") and thus have worked hours for which they have not been compensated. The complaint seeks back wages, liquidated damages, attorneys fees and costs. The class has not yet been certified and the case had been removed to Federal District Court in Anchorage. In November 1993, plaintiffs amended the complaint to allege a new claim on behalf of themselves and allegedly similarly situated employees under Section 216(b) of the Fair Labor Standards Act (the "FLSA"), in addition to the original claim under the AWHA. However, on March 25, 1994, the plaintiffs dismissed their new FLSA claim. In consideration of that dismissal, the parties agreed to remand the remaining original AWHA claim back to state court and the remand was ordered by the court on May 27, 1994. On August 8, 1994, Plaintiffs moved for partial summary judgment declaring that they were not paid on a salary basis required for exemption from AWHA overtime requirements and on September 30, 1994 the Company cross-moved for partial summary judgment declaring that certain of its employment policies did not violate the salary requirement for exemption from AWHA. On December 15, 1994 the court denied Plaintiffs' motion holding that they had failed to show that they were not paid a salary and that factual issues remained. The court contemporaneously denied the Company's motion holding that there were genuine issues of material fact. As a result of the Filing, further action is automatically stayed while the Company continues its business operations as a debtor-in-possession.

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

As a result of the Filing, the Company is currently in default under the indentures governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and 13-1/2% Senior Subordinated Notes due February 1995 (the "13-1/2% Notes"). As a result, all unpaid principal of, and accrued prepetition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case.

Since April 30, 1994, the Company has closed 15 stores, six of which, with the approval of the Bankruptcy Court, were closed during the quarter ended April 29, 1995. Of the 15 stores closed, one was closed due to the expiration of its lease and 14 were closed due to poor performance. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives. In March 1995, the Company opened a new store in Issaquah, Washington.

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option, subject to certain conditions, to exchange the 10-1/4% Notes held by them for shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), representing approximately 70% of the Common Stock outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and
(ii) released the collateral securing the 10-1/4% Notes and generally subordi-nated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. On March 27, 1995, the Company received an extension from the holders of the 10-1/4% Notes to extend, indefinitely, the time in which the Company may exercise its option to require the holders to exchange their 10-1/4% Notes, provided, however, that a majority of the holders of the 10-1/4% Notes may terminate such extension upon 60 days notice to the Company.

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the following discussion encompasses the results of operations of the Company for the quarter ended April 29, 1995, the first quarter of the fiscal year which will end on February 3, 1996, and for the comparable prior year period, and should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 29, 1995 COMPARED TO
 QUARTER ENDED APRIL 30, 1994

REVENUES. Revenues of $36.7 million for the quarter ended April 29, 1995 decreased 24.3% on a total store basis from $48.5 million for the quarter ended April 30, 1994. Comparable store revenues decreased 15.2% for the quarter ended April 29, 1995 as compared to the same period for the prior year. Store closures accounted for 9.1% (or $6.2 million) of the total store revenue decrease. Management believes that revenues have been and may continue to be adversely affected, in part, by (i) a weak retail environment for apparel, (ii) the adverse publicity associated with the Filing and (iii) the interruption in the receipt of merchandise due to a reduction in available credit in the months of February and March 1995.

GROSS PROFIT. Gross profit, as a percentage of revenues (excluding the effect of non-cash charges of $0.2 million during the quarter ended April 30, 1994), decreased approximately 2.5% for the quarter ended April 29, 1995, to 32.6% as compared to 35.1% for the quarter ended April 30, 1994. The decrease in gross profit is primarily attributable to (i) the sale of remaining aged and slow-moving merchandise, (ii) a decrease in purchase discounts resulting from the lower volume of merchandise received during the quarter ended April 29, 1995 and
(iii) the initiation of a policy to mark-down and clear out slow-moving and seasonal merchandise in a timely manner.

The Company's new management has developed and commenced the implementation of new merchandising strategies, which are intended to (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base, (ii) reduce or eliminate low-margin items and departments and add higher margin goods and (iii) reduce inventory levels and increase inventory turns.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $16.4 million for the quarter ended April 29, 1995 were $2.9 million lower than the $19.3 million incurred for the quarter ended April 30, 1994, due to the closure of 15 stores subsequent to April 30, 1994. Comparable store operating and administrative expenses, including expenses associated with the Company's new store in Issaquah, Washington, remained unchanged from the prior year. Although the Company was successful in reducing expenses during the quarter ended April 29, 1995, these reductions did not result in lower expenses when compared with the same period in the prior year as the comparable period in the prior year experienced favorable non-recurring settlements and adjustments.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.5 million for the quarter ended April 29, 1995 decreased $0.3 million as compared to the $2.8 million recorded for the quarter ended April 30, 1994. Increased depreciation and amortization associated with newly acquired assets partially offset the reductions associated with assets retired as a result of store closures and assets becoming fully depreciated or amortized.

INTEREST EXPENSE. Interest expense of $1.1 million for the quarter ended April 29, 1995 decreased $1.6 million from $2.7 million in the prior year period primarily due to the termination of interest accruals on the 10-1/4% Notes and on the 13-1/2% Notes as of the date of the Filing (see Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

REORGANIZATION EXPENSES. Reorganization expenses of $0.6 million for the quarter ended April 29, 1995 represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees and the estimated cost of closing six underperforming stores.

NET LOSS. The Company reported a net loss of $8.6 million for the quarter ended April 29, 1995 as compared to a net loss of $8.0 million for the quarter ended April 30, 1994. The decrease in net earnings of $0.6 million is primarily due to the recognition of reorganization expenses attributable to the Chapter 11 proceedings, as the decrease in gross profit dollars was offset by lower operating and administrative expenses and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $0.8 million of cash for operating activities before reorganization items for the quarter ended April 29, 1995, a decrease of $1.4 million as compared to $2.2 million used for the quarter ended April 30, 1994. The decrease in cash used by operating activities is primarily attributable to an improvement in the financing of inventory through the use of accounts payable and the receipt during the quarter ended April 29, 1995, of inventory prepaid in January 1995 offset, in part, by a decrease in gross profit.

The Company used $0.4 million of cash in investing activities in the quarter ended April 29, 1995 as compared to $1.2 million in the quarter ended April 30, 1994, primarily for capital expenditures.

The $7.6 million increase in cash used by financing activities is primarily due to higher payments (net) under the Company's working capital facilities during the quarter ended April 29, 1995 as compared to the quarter ended April 30, 1994.

WORKING CAPITAL

As of April 29, 1995, the Company had $2.2 million of cash and an additional $1.2 million of current restricted cash, representing the funding of payroll and taxes in connection with the Filing. The Company's current assets exceeded current liabilities not subject to settlement under reorganization proceedings by $11.4 million and $17.2 million at April 29, 1995 and January 28, 1995, respectively.

CAPITAL RESOURCES

On February 17, 1995, the Company replaced its interim working capital facility with a Loan and Security Agreement (the "DIP Facility") with Foothill Capital Corporation. The DIP Facility, as approved by the Bankruptcy Court, provides for a borrowing capacity of up to $32.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. Letters of credit issuable under the facility are limited to $15.0 million.

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

Under the terms of the DIP Facility, the Company's borrowing base is limited to a specified percentage of eligible inventory and real property (as defined therein). At June 8, 1995, the Company had $15.4 million of borrowings and no letters of credit outstanding under the DIP Facility, with additional borrowing capacity of $7.5 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the DIP Facility (ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company is able to continue to obtain the trade credit terms it is currently receiving and with the expected inclusion in the borrowing base of certain real property in accordance with the terms of the DIP Facility, the Company believes that borrowings under the DIP Facility and cash generated from operations will provide the cash necessary to fund the Company's cash requirements.

CAPITAL EXPENDITURES

In March 1995, the Company opened a new 36,000 square foot store in a 465,000 square foot shopping center in Issaquah, Washington. Initial fixed costs approximated $1.0 million, $0.7 million of which the lessor is required, pursuant to the terms of the lease, to reimburse the Company. The Company has filed a complaint with the Bankruptcy Court seeking an order compelling the lessor to make such reimbursement. Management does not anticipate additional expansion during this fiscal year.

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

On April 24, 1995 the Bankruptcy Court approved the assumption of the Frederick Atkins, Inc. ("Atkins") Standard Service Agreement (the "Agreement"). Atkins is the Company's centralized buying organization which provides the Company with group buying opportunities, industry information and industry contacts. The assumption of the Agreement requires the Company to (i) restore its deposit held by Atkins for the annual usage of international letters of credit (approximately $1.0 million) and (ii) restore the value of the Company's stock ownership in Atkins (approximately $0.6 million).

On May 26, 1995, the Bankruptcy Court approved the form of a termination agreement, effective July 15, 1995, between the Company and its current shoe department licensee. Additionally, the Bankruptcy Court approved a license agreement with Shoe Corporation of America, Inc. ("SCOA"), whereby SCOA will operate shoe departments in the Company's stores commencing on July 15, 1995.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of April 29, 1995) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of April 29, 1995) (see
Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

              EXHIBIT NO.    DESCRIPTION OF EXHIBIT

              10.1    -      Resignation Agreement dated May 2, 1995 between the
                             Registrant and Wallace D. Holznagel.

              10.2    -      License Agreement dated May 25, 1995 between the
                             Registrant and Shoe Corporation of America, Inc.

              11.1    -      Computation of per share loss.

              27.1    -      Financial Data Schedule.

(b)  Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K, dated March 9, 1995, to report a change in its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Registrant:    Lamonts Apparel, Inc.,




Date:  June 12, 1995                    By: /s/ Loren Rothschild
                                        ---------------------------------------
                                        Loren Rothschild
                                        Vice Chairman of the Board
                                         and Chief Financial Officer