Form 10-Q
period 1995-07-29
LAMONTS APPAREL INC
filed 1995-09-12
CIK 785962

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                         -------------------------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended July 29, 1995      Commission File Number 0-15542


                        --------------------------------



                              LAMONTS APPAREL, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                       #75-2076160
(State of Incorporation)                (I.R.S. Employer Identification Number)

               3650 131ST AVENUE S.E., BELLEVUE, WASHINGTON 98006
                    (Address of Principal Executive Offices)

                                 (206) 644-5700
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes /x/   No


As of September 5, 1995 there were 17,869,217 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


                                     Page 1

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q
                                  JULY 29, 1995

                                      INDEX

                                                                            Page
                                                                            ----

Part I.   FINANCIAL INFORMATION


          Item 1    - Consolidated Financial Statements

                    - Consolidated Balance Sheets - July 29, 1995 and          3
                      January 28, 1995

                    - Consolidated Statements of Operations and                4
                      Accumulated Deficit for the quarters ended
                      July 29, 1995 and July 30, 1994

                    - Consolidated Statements of Operations and                5
                      Accumulated Deficit for the six months ended
                      July 29, 1995 and July 30, 1994

                    - Consolidated Statements of Cash Flows for the            6
                      six months ended July 29, 1995 and July 30, 1994

                    - Notes to Consolidated Financial Statements               7


          Item 2    - Management's Discussion and Analysis of Financial       10
                      Condition and Results of Operations



Part II.  OTHER INFORMATION


          Item 1    - Legal Proceedings                                       14

          Item 3    - Defaults Upon Senior Securities                         14

          Item 6    - Exhibits and Reports on Form 8-K                        14

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              JULY 29,         JANUARY 28,
                                                                1995               1995
                                                           --------------    --------------
Current Assets:
 Cash                                                             $1,866            $7,972
 Receivables, net                                                  7,547             3,050
 Inventories                                                      36,290            29,145
 Prepaid expenses and other                                        3,346             5,917
 Restricted cash                                                   1,317               532
                                                           --------------    --------------
  Total current assets                                            50,366            46,616

Property and equipment                                            45,739            51,924
Leasehold interests                                                4,805             5,058
Excess of cost over net assets acquired                           13,459            13,639
Deferred financing costs                                           3,074             3,436
Restricted cash                                                      868               256
Other assets                                                         682               486
                                                           --------------    --------------
  Total assets                                                  $118,993          $121,415
                                                           --------------    --------------
                                                           --------------    --------------

Liabilities not subject to settlement under
 reorganization proceedings:
 Current Liabilities:
  Borrowings under working capital facility                      $20,571           $15,838
  Accounts payable                                                10,749             1,754
  Accrued payroll and related costs                                3,100             2,913
  Accrued taxes                                                    1,571               455
  Accrued interest                                                   400               336
  Accrued store closure costs                                          0             2,951
  Other accrued expenses                                           5,804             5,198
                                                           --------------    --------------
   Total current liabilities not subject to settlement
    under reorganization proceedings                              42,195            29,445
                                                           --------------    --------------

Liabilities subject to settlement under
 reorganization proceedings                                      105,606           108,333
                                                           --------------    --------------

Stockholders' Deficit:
 Common stock, $.01 par value; 40,000,000 shares                     179               179
  authorized, 17,896,217 and 17,887,775 shares
  issued and outstanding, respectively
 Additional paid in capital                                       62,863            62,843
 Accumulated deficit                                             (91,850)          (79,385)
                                                           --------------    --------------
  Total stockholders' deficit                                    (28,808)          (16,363)
                                                           --------------    --------------
  Total liabilities and stockholders' deficit                   $118,993          $121,415
                                                           --------------    --------------
                                                           --------------    --------------

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

                                                          QUARTER ENDED
                                                   ----------------------------
                                                     JULY 29,        JULY 30,
                                                       1995            1994
                                                   ------------    ------------
Revenues                                               $47,711         $54,994
Cost of merchandise sold                                30,779          34,532
                                                   ------------    ------------
 Gross profit                                           16,932          20,462
                                                   ------------    ------------

Operating and administrative expenses                   16,829          20,869
Depreciation and amortization                            2,267           2,923
Store closure costs                                          0           7,200
                                                   ------------    ------------
 Operating costs                                        19,096          30,992
                                                   ------------    ------------

Loss before other income (expense) and
 reorganization expenses and income tax benefit         (2,164)        (10,530)

Other income (expense):
 Interest expense (contractual interest of
   $3.4 million in 1995)                                (1,214)         (2,724)
 Other                                                     124               0
                                                   ------------    ------------

Loss before reorganization expenses
 and income tax benefit                                 (3,254)        (13,254)

Reorganization expenses                                    640               0
                                                   ------------    ------------

Loss before income tax benefit                          (3,894)        (13,254)

Income tax benefit                                           0            (400)
                                                   ------------    ------------

Net loss                                                (3,894)        (12,854)

Accumulated deficit, beginning of period               (87,956)        (19,094)
                                                   ------------    ------------

Accumulated deficit, end of period                    ($91,850)       ($31,948)
                                                   ------------    ------------
                                                   ------------    ------------

Net loss per common share                               ($0.22)         ($0.72)
                                                   ------------    ------------
                                                   ------------    ------------

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

                                                    SIX MONTHS ENDED
                                             -------------------------------
                                                JULY 29,         JULY 30,
                                                  1995             1994
                                             -------------    --------------
Revenues                                          $84,393          $103,496
Cost of merchandise sold                           55,496            66,244
                                             -------------    --------------
 Gross profit                                      28,897            37,252
                                             -------------    --------------

Operating and administrative expenses              33,198            40,171
Depreciation and amortization                       4,761             5,708
Store closure costs                                     0             7,200
                                             -------------    --------------
 Operating costs                                   37,959            53,079
                                             -------------    --------------

Loss before other income (expense)                 (9,062)          (15,827)
 and reorganization expenses and income
 tax benefit

Other income (expense):
 Interest expense (contractual interest of
   $6.7 million in 1995)                           (2,313)           (5,414)
 Other                                                150                 0
                                             -------------    --------------

Loss before reorganization expenses
 and income tax benefit                           (11,225)          (21,241)

Reorganization expenses                             1,240                 0
                                             -------------    --------------

Loss before income tax benefit                    (12,465)          (21,241)

Income tax benefit                                      0               400
                                             -------------    --------------

Net loss                                          (12,465)          (20,841)

Accumulated deficit, beginning of period          (79,385)          (11,107)
                                             -------------    --------------

Accumulated deficit, end of period               ($91,850)         ($31,948)
                                             -------------    --------------
                                             -------------    --------------

Net loss per common share                          ($0.70)           ($1.32)
                                             -------------    --------------
                                             -------------    --------------

   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                        ------------------------------
                                                                           JULY 29,         JULY 30,
                                                                             1995             1994
                                                                        -------------    -------------
Cash flows from operating activities:
 Net loss                                                                   ($12,465)        ($20,841)

 Adjustments to reconcile net loss to net cash used
 by operating activities:
  Depreciation and amortization                                                4,761            5,708
  Store closure costs                                                           (549)           7,103
  Reorganization expenses                                                      1,240                0
  Increase in accounts receivable                                             (4,398)          (3,452)
  Increase in inventories                                                     (7,557)          (6,715)
  (Increase) decrease in prepaid expenses and other                            1,019           (1,765)
  Increase in accounts payable                                                 9,087           10,942
  Increase in accrued interest                                                    90               57
  Increase in accrued expenses                                                   375            1,426
  Other                                                                          481             (630)
                                                                        -------------    -------------
   Cash used by operating activities
    before reorganization items                                               (7,916)          (8,167)

 Operating cash flows used by reorganization items:
  Payments for professional fees and other expenses related
  to the Chapter 11 proceedings                                               (1,270)               0
                                                                        -------------    -------------
   Cash used by operating activities                                          (9,186)          (8,167)
                                                                        -------------    -------------

Cash flows from investing activities:
 Capital expenditures                                                           (656)          (2,128)
 Other                                                                          (297)              60
                                                                        -------------    -------------
   Cash used in investing activities                                            (953)          (2,068)
                                                                        -------------    -------------

Cash flows from financing activities:
 Pre-petition borrowings under working capital facility                            0           46,630
 Pre-petition payments of borrowings under working capital facility                0          (35,797)
 Post-petition borrowings under working capital facility                     108,999                0
 Post-petition payments under working capital facility                      (104,266)               0
 Payments on obligations under capital leases                                   (670)            (746)
 Other                                                                           (30)            (109)
                                                                        -------------    -------------
   Cash provided by financing activities                                       4,033            9,978
                                                                        -------------    -------------

Net decrease in cash                                                          (6,106)            (257)

Cash, beginning of period                                                      7,972            3,111
                                                                        -------------    -------------

Cash, end of period                                                           $1,866           $2,854
                                                                        -------------    -------------
                                                                        -------------    -------------

Supplemental cash flow information:
 Cash interest paid                                                           $2,223           $5,356
                                                                        -------------    -------------
                                                                        -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 29, 1995

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the accompanying financial statements include the results of operations of the Company for the six months ended July 29, 1995, the second quarter of the fiscal year which will end on February 3, 1996, and for the comparable prior year periods, and should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.

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

The DIP Facility expires on the earlier of (i) May 17, 1996, with provisions for three quarterly renewals, or (ii) the effective date of the Company's plan of reorganization in the Chapter 11 case.

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

NOTE 4 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):

                                                                    July 29,        January 28,
                                                                      1995             1995
                                                                 -------------     -------------
     Accounts payable and accrued liabilities                          $23,728           $23,714
     Capital lease obligations                                          12,833            15,560
     10-1/4% Notes (including pre-petition accrued interest)            67,576            67,576
     13-1/2% Notes (including pre-petition accrued interest)               838               838
     Notes payable                                                         631               645
                                                                 -------------     -------------
                                                                      $105,606          $108,333
                                                                 =============     =============

As a result of the Filing, payment of principal and interest under the Indentures has been stayed while the Company continues with its business operations as a debtor-in-possession. The Company discontinued accruing interest on these obligations as of the date of the Filing. Contractual interest on these obligations (which was not included in interest expense reported for the six months ended July 29, 1995) amounted to $4.3 million.

NOTE 5 - REORGANIZATION EXPENSES

Reorganization expenses represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees and severance costs.

NOTE 6 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company's common stock equivalents, represented by stock options, warrants and Series A Preferred Stock (outstanding from December 1, 1993 to March 13, 1994) were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion is anti-dilutive. The weighted average number of common shares outstanding for the quarter and six months ended July 29, 1995 were 17,890,559 and 17,889,167, respectively.

The weighted average number of common shares and equivalents outstanding for the quarter and six months ended July 30, 1994 were 17,874,656 and 15,761,327, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit originally brought as a class action in state court in Anchorage, Alaska on September 18, 1992. Plaintiffs alleged that store "area managers" in the State of Alaska are not exempt from overtime pay requirements under the Alaska Wage and Hour Act (the "AWHA") and thus have worked hours for which they have not been compensated. The complaint seeks back wages, liquidated damages, attorneys fees and costs. The class has not yet been certified and the case had been removed to Federal District Court in Anchorage. In November 1993, plaintiffs amended the complaint and abandoned all but the AWHA overtime pay claims and added a new claim on behalf of themselves and allegedly similarly situated employees under Section 216(b) of the Fair Labor Standards Act (the "FLSA"). However, on March 25, 1994, the plaintiffs dismissed their new FLSA claim. In consideration of that dismissal, the parties agreed to remand the remaining original AWHA claim back to state court and the remand was ordered by the court on May 27, 1994. On August 8, 1994, Plaintiffs moved for partial summary judgment declaring that they were not paid on a salary basis required for exemption from AWHA overtime requirements and on September 30, 1994 the Company cross-moved for partial summary judgment declaring that certain of its employment policies did not violate the salary requirement for exemption from AWHA. On December 15, 1994 the court denied Plaintiffs' motion holding that they had failed to show that they were not paid a salary and that factual issues remained. The court contemporaneously denied the Company's motion holding that there were genuine issues of material fact. As a result of the Filing, further action is automatically stayed while the Company continues its business operations as a debtor-in-possession.

The Company is also involved in various other matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on current operations, but, if decided adversely to the Company, could have a material effect upon the Company's anticipated plan of reorganization. (See also Part II, Item 1.)

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

Since July 30, 1994, the Company has closed 15 stores, six of which, with the approval of the Bankruptcy Court, were closed during the six months ended July 29, 1995. Of the 15 stores closed, one was closed due to the expiration of its lease and 14 were closed due to poor performance. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives. In March 1995, the Company opened a new store in Issaquah, Washington.

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

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the following discussion encompasses the results of operations of the Company for the six months ended July 29, 1995, the second quarter of the fiscal year which will end on February 3, 1996, and for the comparable prior year periods, and should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the quarter ("2nd Quarter 1995") and the six month period ("YTD 1995") ended July 29, 1995 in comparison with the quarter ("Quarterly 1994") and six month period ("Six months - 1994") ended July 30, 1994.

REVENUES. Revenues of $47.7 million for 2nd Quarter 1995 decreased 13.3% on a total store basis from $55.0 million for Quarterly 1994, primarily due to the closure of 15 stores after July 30, 1994. Comparable store revenues decreased 2.1% for 2nd Quarter 1995 as compared to Quarterly 1994. Revenues of $84.4 million for YTD 1995 decreased 18.5% on a total store basis from $103.5 million for Six months - 1994. Comparable store revenue decreased 8.2% for YTD 1995 as compared to Six months - 1994. Management believes that revenues have been and may continue to be affected, in part, by (i) a weak retail environment for apparel and (ii) implementation of its new merchandising strategy.

GROSS PROFIT. Gross profit, as a percentage of revenues (excluding the effect of non-cash charges of $0.3 million during Quarterly 1994), decreased to 35.5% for the 2nd Quarter 1995 as compared to 37.8% for Quarterly 1994. Gross profit, as a percentage of revenues (excluding the effect of non-cash charges of $0.5 million during Six months 1994), decreased to 34.2% for YTD 1995, as compared to 36.5% for the Six months 1994. The decrease in gross profit on a quarterly and year to date basis results from implementing policies to establish more competitive pricing strategies resulting in lower markups.

The Company's new management has developed and commenced the implementation of new merchandising strategies, which are intended to (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base, (ii) reduce or eliminate low-margin items and departments and add higher margin goods and (iii) reduce inventory levels and increase inventory turns.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $16.8 million for 2nd Quarter 1995 were $4.1 million lower than the $20.9 million incurred for Quarterly 1994, due to the closure of 15 stores subsequent to July 30, 1994. Operating and administrative expenses of $33.2 million for YTD 1995 decreased $7.0 million as compared to $40.2 million recorded for Six
months 1994.   Comparable store operating and administrative expenses, but including expenses associated with the company's new store in Issaquah, Washington, were reduced by $0.6 million for YTD 1995 as compared to Six months 1994. The comparable cost reductions were realized in 2nd Quarter 1995. Reductions in administrative expenses were partially offset by higher costs for store operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.3 million for 2nd quarter 1995 decreased $0.6 million as compared to the $2.9 million recorded for Quarterly 1994. Depreciation and amortization of $4.8 million for YTD 1995 decreased $0.9 million as compared to the $5.7 million recorded for the Six months - 1994. Increased depreciation and amortization associated with newly acquired assets partially offset the reductions associated with assets retired as a result of store closures and assets becoming fully depreciated or amortized.

INTEREST EXPENSE. Interest expense of $1.2 million for 2nd quarter 1995 decreased $1.5 million from $2.7 million for Quarterly 1994. Interest expense of $2.3 million for YTD 1995 decreased $3.1 million from $5.4 million recorded for Six months 1994. The reductions for the quarterly and year to date expenses are primarily due to the termination of interest accruals on the 10-1/4% Notes and on the 13-1/2% Notes as of the date of the Filing (see Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

REORGANIZATION EXPENSES. Reorganization expenses of $0.6 million for 2nd quarter 1995 and $1.2 million for YTD 1995 represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees and severance costs.

NET LOSS  The Company reported a net loss of $3.9 million for 2nd Quarter 1995
as compared to a net loss of $12.9 million for Quarterly 1994.    Excluding the
store closure costs of $7.2 million recorded in Quarterly 1994, the loss for 2nd Quarter 1995 decreased $1.8 million from Quarterly 1994 primarily due to (i) $6.3 million decrease in operating and interest expenses offset by (ii) $3.5 million decrease in gross profit dollars, (iii)$0.6 million in reorganization expenses and (iv) $0.4 million in tax benefits realized in 1994. The YTD 1995 loss of $12.5 million decreased $8.3 million from the loss of $20.8 million
reported for Six months 1994.   Excluding the $7.2 million charge for store
closures recorded for Six months 1994, the reduction resulted from (i) $11.1 million in lower operating and interest costs offset by (ii) $8.3 million reduction in gross profit dollars and (iii)$1.2 million in reorganization expenses and (iv) $0.4 million in prior year tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $7.9 million of cash for operating activities before reorganization items for the YTD 1995, a decrease of $0.3 million as compared to $8.2 million used for the Six months 1994. Increases in funds used to purchase inventory and fund receivables were offset by reductions in prepayments of expenses and loss for the period.

The Company used $1.0 million of cash in investing activities for YTD 1995 as compared to $2.1 million for the Six months - 1994. The decrease of $1.1 million primarily resulted from reduced capital expenditures.

The $5.9 million decrease in cash used by financing activities is primarily due to lower borrowings (net) under the Company's working capital facilities during YTD 1995 as compared to Six months 1994.

WORKING CAPITAL

As of July 29, 1995, the Company had $1.9 million of cash and an additional $1.3 million of current restricted cash, representing the funding of payroll and taxes in connection with the Filing. The Company's current assets exceeded current liabilities not subject to settlement under reorganization proceedings by $8.2 million and $17.2 million at July 29, 1995 and January 28, 1995, respectively.

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

The DIP Facility expires on the earlier of (i) May 17, 1996, with provisions for three quarterly renewals, or (ii) the effective date of the Company's plan of Reorganization in the Chapter 11 case.

Under the terms of the DIP Facility, the Company's borrowing base is limited to a specified percentage of eligible inventory and real property (as defined therein). At September 5, 1995, the Company had $20.1 million of borrowings and no letters of credit outstanding under the DIP Facility, with additional borrowing capacity of $7.7 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the DIP Facility (ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company is able to continue to obtain the trade credit terms it is currently receiving and with expected adjustments to the DIP Facility, the Company believes that borrowings under the DIP Facility and cash generated from operations will provide the cash necessary to fund the Company's cash requirements.

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

In addition to matters mentioned elsewhere in this Quarterly Report, in connection with the Filing, a number of proofs of claim have been filed in the Bankruptcy Court against the Company by creditors and alleged creditors of the Company. Among such claims are the following:

(a) A $27 million claim filed by a former landlord of one of the Company's stores located in Ogden, Utah. This claim is allegedly based upon closing of the store and rejection of the store lease pursuant to the Bankruptcy Code. The Company disputes most, if not all, of the claim and is in the process of preparing a suitable objection to the claim and will otherwise defend against the claim to the extent necessary.

(b) A claim in the amount of $3.9 million filed by the plaintiffs in the lawsuit described in Note 7 - Commitments and Contingencies, above. The Company disputes the claim and is in the process of preparing a suitable objection to the claim and will otherwise defend against the claim to the extent necessary.

(c) A claim by the Pension Benefit Guaranty Corporation ("PBGC") in the amount of $2.8 million based upon PBGC's assumption that one of the Company's qualified employee retirement plans will be terminated. The Company has no current intention or expectation of terminating such retirement plan, and the Company believes that even if the plan was terminated unfunded plan benefit liabilities would be minimal. The Company disputes the claim and is in the process of preparing a suitable objection to the claim and will otherwise defend against the claim to the extent necessary.

(d) A $2.3 million claim filed by a former landlord of one of the Company's stores located in Lloyd Center in Portland, Oregon. This claim is allegedly based upon rejection of the store lease pursuant to the Bankruptcy Code. The Company disputes the claim and is presently pursuing a lawsuit against this landlord for damages for wrongfully refusing to consent to the Company's attempted assignment of this store to other users. Prevailing in such lawsuit should preclude the claim for lease rejection damages, but the Company will prepare and pursue a suitable objection to the claim if necessary.

(e) A $1.7 million claim filed by a former landlord of one of the Company's stores located in Tacoma, Washington. This claim is allegedly based upon closing of the store and rejection of the store lease pursuant to the Bankruptcy Code. The Company disputes the claim, believes that reletting of the store will substantially reduce the claim and is in the process of preparing a suitable objection to the claim and will otherwise defend against the claim to the extent necessary and appropriate.

(f) Claims filed by two former officers of the Company in the total amount of $1.5 million. These claims are allegedly based upon claims that employment contracts between the Company and these former officers were breached by the Company. The Company disputes the claims and the Official Unsecured Creditors' Committee is in the process of preparing suitable objections, with the Company's support, to the claims and will otherwise defend against the claims to the extent necessary.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of July 29, 1995) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of July 29, 1995) (see
Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

               Exhibit No.    Description of Exhibit
               -----------    ----------------------

               11.1    -      Computation of per share loss.

               27.1    -      Financial Data Schedule.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Registrant:    Lamonts Apparel, Inc.,



Date:     September 8, 1995        By: /s/ Loren Rothschild
                                   ----------------------------------------
                                   Loren Rothschild
                                   Vice Chairman of the Board
                                     and Chief Financial Officer