Form 10-Q
period 1995-10-28
LAMONTS APPAREL INC
filed 1995-12-12
CIK 785962

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                        --------------------------------



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended October 28, 1995   Commission File Number 0-15542


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

                               Yes   X    No
                                    ---     ---


As of December 6, 1995 there were 17,899,549 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


                                     Page 1

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q
                                OCTOBER 28, 1995

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

Part I.   FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements
          -    Consolidated Balance Sheets - October 28, 1995 and
               January 28, 1995                                                3

          -    Consolidated Statements of Operations and Accumulated
               Deficit for the three months ended October 28, 1995
               and October 29, 1994                                            4

          -    Consolidated Statements of Operations and Accumulated
               Deficit for the nine months ended October 28, 1995 and
               October 29, 1994                                                5

          -    Consolidated Statements of Cash Flows for the nine
               months ended October 28, 1995 and October 29, 1994              6

          -    Notes to Consolidated Financial Statements                      7


Item 2    -    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10


Part II.  OTHER INFORMATION

Item 1    -    Legal Proceedings                                              14

Item 3    -    Defaults Upon Senior Securities                                14

Item 6    -    Exhibits and Reports on Form 8-K                               14

                         LAMONTS APPAREL, INC.
                        (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED BALANCE SHEETS
                             (unaudited)
                        (dollars in thousands)


                                         October 28,          January 28,
                                            1995                  1995
                                         -----------          -----------
Current Assets:
 Cash                                        $2,390               $7,972
 Receivables, net                             3,610                3,050
 Inventories                                 42,682               29,145
 Prepaid expenses and other                   2,965                5,917
 Restricted cash                              1,223                  532
                                         -----------          -----------
  Total current assets                       52,870               46,616

Property and equipment                       44,402               51,924
Leasehold interests                           4,687                5,058
Excess of cost over net assets acquired      13,368               13,639
Deferred financing costs                      2,893                3,436
Restricted cash                               1,276                  256
Other assets                                    889                  486
                                         -----------          -----------
  Total assets                             $120,385             $121,415
                                         -----------          -----------
                                         -----------          -----------

Liabilities not subject to settlement
 under reorganization proceedings:
 Current Liabilities:
  Borrowings under working capital
   facility                                 $25,867              $15,838
  Accounts payable                           12,240                1,754
  Accrued payroll and related costs           3,228                2,913
  Accrued taxes                               1,271                  455
  Accrued interest                              452                  336
  Accrued store closure costs                     0                2,951
  Other accrued expenses                      5,972                5,198
                                         -----------          -----------
   Total current liabilities not
    subject to settlement under
    reorganization proceedings               49,030               29,445
                                         -----------          -----------

Liabilities subject to settlement under
 reorganization proceedings                 105,076              108,333
                                         -----------          -----------

Stockholders' Deficit:
 Common stock, $.01 per value;
  40,000,000 shares authorized,                 179                  179
  17,899,549 and 17,887,775 shares
  issued and outstanding, respectively
 Additional paid in capital                  62,893               62,843
 Accumulated deficit                        (96,793)             (79,385)
                                         -----------          -----------
  Total stockholders' deficit               (33,721)             (16,363)
                                         -----------          -----------
  Total liabilities and stockholders'
   deficit                                 $120,385             $121,415
                                         -----------          -----------
                                         -----------          -----------


   The accompanying notes are an integral part of these financial statements.

                         LAMONTS APPAREL, INC.
                        (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND ACCUMULATED DEFICIT
                             (unaudited)
              (dollars in thousands, except per share data)


                                                   QUARTER ENDED
                                         --------------------------------
                                         October 28,          October 29,
                                            1995                  1994
                                         -----------          -----------
Revenues                                    $49,802              $56,688
Cost of merchandise sold                     32,162               48,498
                                         -----------          -----------
 Gross profit                                17,640                8,190
                                         -----------          -----------
Operating and administrative expenses        18,172               25,237
Depreciation and amortization                 2,300                2,981
                                         -----------          -----------
 Operating costs                             20,472               28,218
                                         -----------          -----------

Loss before other income (expense) and
 reorganization expenses                     (2,832)             (20,028)

Other income (expense):
 Interest Expense
  Cash (contractual interest of $3.6
   million in 1995)                          (1,416)              (1,390)
  Non-cash                                        0               (2,030)
 Other                                           33                    0
                                         -----------          -----------

Loss before reorganization expenses          (4,215)             (23,448)

Reorganization expenses                        (728)                   0
                                         -----------          -----------

Net loss                                     (4,943)             (23,448)

Accumulated deficit, beginning of period    (91,850)             (31,948)
                                         -----------          -----------

Accumulated deficit, end of period         ($96,793)            ($55,396)
                                         -----------          -----------
                                         -----------          -----------

Net loss per common share                    ($0.28)              ($1.31)
                                         -----------          -----------
                                         -----------          -----------


   The accompanying notes are an integral part of these financial statements.

                         LAMONTS APPAREL, INC.
                        (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND ACCUMULATED DEFICIT
                             (unaudited)
              (dollars in thousands, except per share data)


                                                  NINE MONTHS ENDED
                                         --------------------------------
                                         October 28,          October 29,
                                            1995                  1994
                                         -----------          -----------
Revenues                                   $134,196             $160,184
Cost of merchandise sold                     87,658              114,742
                                         -----------          -----------
 Gross profit                                46,538               45,442
                                         -----------          -----------
Operating and administrative expenses        51,371               65,408
Depreciation and amortization                 7,061                8,689
Store closure costs                               0                7,200
                                         -----------          -----------
 Operating costs                             58,432               81,297
                                         -----------          -----------

Loss before other income (expense)
 and reorganization expenses and
 income tax benefit                         (11,894)             (35,855)

Other income (expense):
 Interest expense
  Cash (contractual interest of $10.2
   million in 1995)                          (3,729)              (5,344)
  Non-cash                                        0               (3,490)
 Other                                          183                    0
                                         -----------          -----------

Loss before reorganization expenses
 and income tax benefit                     (15,440)             (44,689)

Reorganization expenses                      (1,968)                   0
                                         -----------          -----------

Loss before income tax benefit              (17,408)             (44,689)

Income tax benefit                                0                  400
                                         -----------          -----------

Net loss                                    (17,408)             (44,289)

Accumulated deficit, beginning of period    (79,385)             (11,107)
                                         -----------          -----------

Accumulated deficit, end of period         ($96,793)            ($55,396)
                                         -----------          -----------
                                         -----------          -----------

Net loss per common share                    ($0.97)              ($2.69)
                                         -----------          -----------
                                         -----------          -----------


   The accompanying notes are an integral part of these financial statements.

                         LAMONTS APPAREL, INC.
                        (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)
                        (dollars in thousands)


                                                  NINE MONTHS ENDED
                                         --------------------------------
                                         October 28,          October 29,
                                            1995                  1994
                                         -----------          -----------
Cash flows from operating activities:
 Net loss                                  ($17,408)            ($44,289)

 Adjustments to reconcile net loss to
  net cash used by operating activities
  before reorganization items:
   Depreciation and amortization              7,061                8,689
   Non-cash interest, including interest
    paid-in-kind and amortization of debt
    discount                                      0                3,490
   Reorganization expenses                    1,968                    0
   Increase in accounts receivable             (461)                 (98)
   Increase in inventories                  (13,949)              (9,194)
   Decrease (increase) in prepaid
    expenses and other                        1,668               (2,303)
   Increase in long-term restricted cash     (1,020)                   0
   Increase in accounts payable              10,487               10,932
   Increase (decrease) in accrued interest      142               (1,341)
   Increase in accrued expenses               1,022                3,394
   Net realizable value adjustment to
    inventory                                     0               10,000
   Other                                       (480)               6,261
                                         -----------          -----------
    Cash used by operating activities
     before reorganization items            (10,970)             (14,459)

Operating cash flows used by
 reorganization items:
 Payments for professional fees and other
  expenses related to the Chapter 11
  proceedings                                (2,059)                   0
                                         -----------          -----------
   Cash used by operating activities        (13,029)             (14,459)
                                         -----------          -----------

Cash flows from investing activities:
 Capital expenditures                        (1,088)              (2,904)
 Other                                         (502)                  82
                                         -----------          -----------
  Cash used in investing activities          (1,590)              (2,822)
                                         -----------          -----------

Cash flows from financing activities:
 Pre-petition borrowings under working
  capital facility                                0              175,990
 Pre-petition payments of borrowings
  under working capital facility                  0             (157,775)
 Post-petition borrowings under working
  capital facility                          171,204                    0
 Post-petition payments under working
  capital facility                         (161,175)                   0
 Payments on obligations under capital
  leases                                       (946)              (1,125)
 Other                                          (46)                (226)
                                         -----------          -----------
   Cash provided by financing activities      9,037               16,864
                                         -----------          -----------

Net decrease in cash                         (5,582)                (417)

Cash, beginning of period                     7,972                3,111
                                         -----------          -----------
Cash, end of period                          $2,390               $2,694
                                         -----------          -----------
                                         -----------          -----------

Supplemental cash flow information:
 Cash interest paid                          $3,587              $10,174
                                         -----------          -----------
                                         -----------          -----------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 28, 1995

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the accompanying financial statements include the results of operations of the Company for the nine months ended October 28, 1995, the third quarter of the fiscal year which will end on February 3, 1996, and for the comparable prior year periods, and should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.

The financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. Although the Company's recurring losses from operations have raised substantial doubt about its ability to continue as a going concern, the Filing has afforded the Company the opportunity to improve its operating performance and restructure its balance sheet. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the ability to comply with its debtor-in-possession financing agreement, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

The financial statements presented herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the operating results for the periods reported. Except as discussed in Note 5, all such adjustments in the current period are normal and recurring in nature. The results of operations for the quarterly periods are not necessarily indicative of results for the entire year.

NOTE 3 - LOAN AND SECURITY AGREEMENT

On February 17, 1995, the Company received approval from the Bankruptcy Court for a Loan and Security Agreement (the "DIP Facility") with Foothill Capital Corporation ("Foothill"). The DIP Facility provides for a borrowing capacity of up to $32.0 million in revolving loans and letters of credit ("borrowing capacity"), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. Letters of Credit issuable under the facility are limited to $15 million. Effective October 17, 1995, the agreement was amended to increase the percentage of inventory value allowed in the Borrowing Base calculation. This increase in borrowing capacity was in effect for the period October 17, 1995 through December 2, 1995. Effective November 28, 1995, Foothill increased the Company's borrowing capacity from $32 million to $34 million to accommodate seasonal requirements. The additional $2 million in borrowing capacity will expire December 15, 1995.

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

The obligations of the Company under the DIP Facility are collateralized by, among other things, inventory and certain real property. The DIP Facility imposes limitations on the Company with respect to, among other things, (i) the creation or incurrence of liens, (ii) consolidations, mergers and sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) capital expenditures in excess of specified levels, (v) the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates. Additionally, the Company must maintain a minimum Net Worth (as defined in the DIP Facility to exclude, among other items, reorganization expenses, certain liabilities incurred prior to the Filing Reductions in goodwill, store closure reserves and non-cash interest) of $10.0 million. The Company is currently in compliance in all material respects with the terms contained in the DIP Facility.

The DIP Facility expires on the earlier of (i) May 17, 1996, with provisions for three quarterly renewals, or (ii) the effective date of the Company's plan of reorganization in the Chapter 11 case.

The Company paid Foothill $80,000 upon the closing of the DIP Facility. Fees payable under the DIP Facility consist primarily of (i) remaining closing fees totalling $240,000 of which $160,000 has been paid as of October 28, 1995, plus certain other expenses, (ii) monthly payments equal to 1/2% of the average unused borrowing capacity and (iii) quarterly payments equal to 1/4% of the borrowing capacity for each quarterly renewal period.

NOTE 4 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):

                                                       October 28,      January 28,
                                                          1995             1995
                                                       -----------      -----------
Accounts payable and accrued liabilities                  $23,490        $23,714
Capital lease obligations                                  12,557         15,560
10-1/4% Notes (including pre-petition accrued interest)    67,576         67,576
13-1/2% Notes (including pre-petition accrued interest)       838            838
Notes payable                                                 615            645
                                                         --------       --------
                                                         $105,076       $108,333
                                                         --------       --------
                                                         --------       --------


The reductions in capital lease obligations consist of payments to landlords for store locations in the ongoing business operations of the Company. These leases have been accounted for as capital lease obligations for financial statement purposes in accordance with FASB 13.

As a result of the Filing, payment of principal and interest under the Notes has been stayed while the Company continues with its business operations as a debtor-in-possession. The Company discontinued accruing interest on these obligations as of the date of the Filing. Contractual interest on these obligations (which has not been included in interest expense reported for the nine months ended October 28, 1995) amounted to $6.5 million.

NOTE 5 - REORGANIZATION EXPENSES

Reorganization expenses represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees and severance costs.

NOTE 6 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company's common stock equivalents, represented by stock options, warrants and Series A Preferred Stock (outstanding from December 1, 1993 to March 13, 1994) were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion is anti-dilutive. The weighted average number of common shares outstanding for the quarter and nine months ended October 28, 1995 were 17,896,363 and 17,891,566, respectively.

The weighted average number of common shares and equivalents outstanding for the quarter and nine months ended October 29, 1994 were 17,875,072 and 16,465,909, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

As previously reported, the Company was a defendant in a lawsuit originally brought as a class action in state court in Anchorage, Alaska on September 18, 1992. Plaintiffs alleged that certain employees in the State of Alaska were not exempt from overtime pay requirements under the Alaska Wage and Hour Act (the "AWHA") and thus have worked hours for which they had not been compensated. The complaint sought back wages, liquidated damages, attorneys fees and costs. On October 27, 1995, following a hearing before the Bankrupcty Court, an order was entered granting the Company's objection to and precluding the Class Action claim. The balance of the claim, consisting of only two individuals, is not material.

The Company is also involved in various other matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect upon the Company's anticipated plan of reorganization, operating results during the period, and financial position. (See also Part II, Item 1.)

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

Since October 29, 1994, the Company has closed 13 stores, six of which, with the approval of the Bankruptcy Court, were closed during the nine months ended October 28, 1995. Of the 13 stores closed, all were closed due to poor performance. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives. In March 1995, the Company opened a new store in Issaquah, Washington.

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

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the following discussion encompasses the results of operations of the Company for the nine months ended October 28, 1995, the third quarter of the fiscal year which will end on February 3, 1996, and for the comparable prior year periods, and should be read in conjunction with the audited, annual financial statements for the year ended October 29, 1994, included in the Company's Annual Report on Form 10-K.

The Company's new management has developed and commenced the implementation of new merchandising strategies, which are intended to (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base, (ii) reduce or eliminate low-margin items and departments and add higher margin goods and (iii) increase inventory turns.

RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the quarter ("3rd Quarter 1995") and the nine month period ("YTD 1995") ended October 28, 1995 in comparison with the quarter ("3rd Quarter 1994") and nine month period ("YTD 1994") ended October 29, 1994.

REVENUES. Revenues of $49.8 million for 3rd Quarter 1995 decreased 12.2% on a total store basis from $56.7 million for 3rd Quarter 1994, primarily due to the closure of 13 stores after October 29, 1994. Comparable store revenue generated at stores opened at least one year remained relatively flat (-0.9%) for 3rd Quarter 1995 as compared to 3rd Quarter 1994. Revenues of $134.2 million for YTD 1995 decreased 16.2% on a total store basis from $160.2 million in YTD 1994. Comparable store revenue decreased 5.6% for YTD 1995 as compared to YTD 1994.

GROSS PROFIT. Gross profit, as a percentage of revenues increased to 35.6% during the current period as compared to 35.4% during 3rd Quarter 1994 (excluding the effect of non-cash and non-recurring charges of $11.9 million during 3rd Quarter 1994). Gross profit, as a percentage of revenues decreased to 34.6% for YTD 1995, as compared to 36.1% for YTD 1994 (excluding the effect of non-cash and non-recurring charges of $12.4 million during YTD
1994). The decrease in gross profit on a year to date basis results from (i) implementing policies to establish more competitive pricing strategies and
(ii) the sale of remaining aged and slow moving merchandise in the quarter ended April 29, 1995.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $18.2 million for 3rd Quarter 1995 were $7 million lower than the $25.2 million incurred in 3rd Quarter 1994. The decrease of $7 million relates to
(i) a reduction in operating costs attributable to 13 stores operating in the prior period and closed subsequent to October 1994, (accounting for approximately 50% of the decrease), (ii) lower payroll costs due to a reduction in employees combined with a non-recurring expense in 3rd Quarter 1994 related to a change in management (20%), (iii) lower professional and stock option expense (20%) and (iv) favorable benefits and insurance expense as compared to 3rd Quarter 1994 (10%). Operating and administrative expenses of $51.4 million for YTD 1995 decreased $14 million as compared to $65.4 million in YTD 1994. As noted above, the primary factors in this expense reduction are attributed to (i) the store closures after October 1994 (69%), (ii) the reduction in payroll costs (13%) and (iii) reduction in professional expenses (18%).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.3 million for 3rd Quarter 1995 decreased $0.7 million as compared to the $3 million recorded for 3rd Quarter 1994. Depreciation and amortization of $7.1 million for YTD 1995 decreased $1.6 million as compared to $8.7 million YTD in 1994. The decreases primarily relate to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

INTEREST EXPENSE. Interest expense of $1.4 million for 3rd Quarter 1995 decreased $2 million from $3.4 million for 3rd Quarter 1994. Interest expense of $3.7 million for YTD 1995 decreased $5.1 million from $8.8 million recorded for YTD 1994. The reductions for the quarterly and year to date expenses are primarily due to the termination of interest accruals on the 10-1/4% Notes and on the 13-1/2% Notes as of the date of the Filing (see Note 4 of the Notes to the Consolidated Financial Statements contained in Part I).

REORGANIZATION EXPENSES. Reorganization expenses of $0.7 million for 3rd Quarter 1995 and $2 million for YTD 1995 represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees and severance costs.

NET LOSS  The Company reported a net loss of $4.9 million for 3rd Quarter
1995 as compared to a net loss of $23.4 million for 3rd Quarter 1994.
Excluding the effect of non-recurring charges of $11.9 million noted above in 3rd Quarter 1994, the loss for 3rd Quarter 1995 decreased $6.6 million from the prior period. This reduction in loss is due to (i) $9.7 million decrease in operating and interest expenses offset by (ii) $2.4 million decrease in gross profit and (iii) $0.7 million in reorganization expenses. The YTD 1995 loss of $17.4 million decreased $26.9 million from the loss of $44.3 million
reported for YTD 1994.   Excluding the prior year $7.2 million charge for
store closures and the effect of non-recurring charges of $12.4 million in gross profit noted above, the loss decreased $7.3 million in the comparable periods. The loss reduction resulted from (i) $21 million in lower operating and interest costs offset by (ii) $11.3 million reduction in gross profit
(iii) $2 million in reorganization expenses and (iv) $0.4 million in prior year tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $11.0 million of cash for operating activities before reorganization items for the YTD 1995, a decrease of $3.5 million as compared to $14.5 million used to YTD 1994. Increases in funds used to purchase inventory and fund receivables were offset by reductions in accruals and other expenses and loss for the period.

The Company used $1.6 million of cash in investing activities for YTD 1995 as compared to $2.8 million for the YTD 1994. The decrease of $1.2 million primarily resulted from reduced capital expenditures.

The $7.8 million decrease in cash used by financing activities is due to lower net borrowings under the Company's working capital facilities during YTD 1995 as compared to YTD 1994.

WORKING CAPITAL

As of October 28, 1995, the Company had $2.4 million of cash and an additional $1.2 million of current restricted cash, representing the funding of payroll and certain taxes in connection with the Filing. The Company's current assets exceeded current liabilities not subject to settlement under reorganization proceedings by $3.8 million and $17.2 million at October 28, 1995 and January 28, 1995, respectively.

CAPITAL RESOURCES

On February 17, 1995, the Company replaced its interim working capital facility with a Loan and Security Agreement (the "DIP Facility") with Foothill Capital Corporation. The DIP Facility, as approved by the Bankruptcy Court, provides for a borrowing capacity of up to $32.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. Letters of credit issuable under the facility are limited to $15.0 million. Effective October 17, 1995, the agreement was amended to increase the percentage of inventory value allowed in the Borrowing Base calculation. This increase in borrowing capacity was in effect for the period October 17, 1995, through December 2, 1995. Effective November 28, 1995, Foothill increased the Company's borrowing capacity from $32 million to $34 million to accommodate seasonal requirements. The additional $2 million in borrowing capacity will expire December 15, 1995.

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

The obligations of the Company under the DIP Facility are collateralized by, among other things, inventory and certain real property. The DIP Facility imposes limitations on the Company with respect to, among other things, (i) the creation or incurrence of liens, (ii) consolidations, mergers, and sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) capital expenditures in excess of specified levels, (v) the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates. Additionally, the Company must maintain a minimum Net Worth (as defined in the DIP Facility to exclude, among other items, reorganization expenses, certain liabilities incurred prior to the Filing, Reduction in goodwill, store closure reserves and non-cash interest) of $10.0 million. The Company is currently in compliance in all material respects with the terms contained in the DIP Facility.

The DIP Facility expires on the earlier of (i) May 17, 1996, with provisions for three quarterly renewals, or (ii) the effective date of the Company's plan of Reorganization in the Chapter 11 case.

At December 6, 1995, the Company had $25 million of borrowings outstanding under the DIP Facility with additional borrowing capacity thereunder of $9 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the DIP Facility (ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company is able to continue to obtain the trade credit terms it is currently receiving and with adjustments to the DIP facility, the Company believes that borrowings under the DIP Facility and cash generated from operations will provide the cash necessary to fund the Company's cash requirements.

OTHER

The Company has never declared or paid cash dividends on its Common Stock or any other equity security, and does not anticipate paying cash dividends on the Common Stock, or any other equity security, in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements, the financial condition of the Company, the terms and conditions specified in the plan of reorganization and such other factors as the Company's Board of Directors may consider. The ability of the Company to pay dividends is directly and indirectly restricted under the terms of the Notes and under the terms of the DIP facility. Such restrictions prohibit the payment of dividends for the foreseeable future. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends.

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

In addition to matters mentioned elsewhere in this Quarterly Report, in connection with the Filing, a number of proofs of claim have been filed in the Bankruptcy Court against the Company by creditors and alleged creditors of the Company. Among such claims are the following:

  (a) A $27 million claim filed by a former landlord of one of the Company's stores located in Ogden, Utah. This claim is allegedly based upon closing of the store and rejection of the store lease pursuant to the Bankruptcy Code. The Company disputes most, if not all, of the claim. The parties are in the process of documenting a settlement in the amount of $.8 million, which amount may be reduced in the event the landlord is able to mitigate its damages.

  (b) A claim in the amount of $3.9 million filed by the plaintiffs in the lawsuit described in Note 7 - Commitments and Contingencies, above. On October 27, 1995, following a hearing before the Bankrupcty Court, an order was entered granting the Company's objection to and precluding the Class Action claim. The balance of the claim, consisting of only two individuals, is not material.

  (c) A claim by the Pension Benefit Guaranty Corporation ("PBGC") in the amount of $2.8 million based upon PBGC's assumption that one of the Company's qualified employee retirement plans will be terminated. The Company has no current intention or expectation of terminating such retirement plan, and the Company believes that even if the plan was terminated, unfunded plan benefit liabilities would be minimal. The Company disputed the claim. PBGC has withdrawn its claim without prejudice to is right to refile at a future date if the PBGC determines that it is appropriate to do so.

  (d) A $2.3 million claim filed by a former landlord of the Company's store located in Lloyd Center in Portland, Oregon. This claim was based upon rejection of the store lease pursuant to the Bankruptcy Code. The Company disputed the claim and pursued a lawsuit against this landlord for damages for wrongfully refusing to consent to the Company's attempted assignment of this store to other users. In November 1995, the Company prevailed in a lawsuit following a jury trial in the State Court in Oregon. When the judgement becomes final, the Company will request that the Bankruptcy Court disallow the claim.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of October 28, 1995) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of October 28, 1995) (see Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          Exhibit No.    Description of Exhibit
          ------------   ----------------------
          10.1   -       Amendment Number Two to Loan and Security Agreement
                         dated October 17, 1995 between Foothill Capital
                         Corporation and Lamonts Apparel, Inc.

          10.2   -       Amendment Number Three to Loan and Security
                         Agreement dated November 28, 1995 between Foothill
                         Capital Corporation and Lamonts Apparel, Inc.

          27.1   -       Financial Data Schedule.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Registrant:    Lamonts Apparel, Inc.,




Date:     December 11, 1995        By: /s/ Debbie Brownfield
                                       -------------------------------
                                   Debbie Brownfield
                                   Senior Vice President - Finance and
                                   Chief Financial Officer