Form 10-Q/A
period 1995-01-28
LAMONTS APPAREL INC
filed 1996-05-03
CIK 785962

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                              __________________________


                                     FORM 10-Q/A


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

                                   Yes / x /    No
                                                  ----

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
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                     JANUARY 28,  OCTOBER 29,
                                                          1995           1994

                                                     -----------   ----------
Current Assets:
  Cash                                                    $7,972       $2,694
  Receivables, net                                         3,050        1,994
  Inventories                                             28,399       61,713
  Prepaid expenses and other                               5,517        5,924
  Restricted cash                                            532
                                                     -----------   ----------
     Total current assets                                 45,470       72,325

Property and equipment                                    51,924       54,661
Leasehold interests                                        5,058        5,241
Excess of cost over net assets acquired                   13,639       13,730
Deferred financing costs                                   3,436        3,617
Restricted cash                                              256        1,884
Other assets                                                 486        1,131
                                                     -----------   ----------
     Total assets                                       $120,269     $152,589
                                                     -----------   ----------
                                                     -----------   ----------
Liabilities not subject to settlement
under reorganization proceedings:
  Current Liabilities:
    Borrowings under working capital facility            $15,838      $24,593
    Accounts payable                                       1,754       16,151
    Accrued payroll and related costs                      2,913        4,979
    Accrued taxes                                            455        1,699
    Accrued interest                                         336        1,249
    Accrued store closure costs                            2,951        3,557
    Other accrued expenses                                 5,198        8,047
    Current maturities of obligations
      under capital leases                                              1,316
    Current maturities of long term debt                                  796
                                                     -----------   ----------
       Total current liabilities                          29,445       62,387
  Long term debt to related party                                      66,026
  Obligations under capital leases                                     14,616
  Other                                                                 2,000
                                                     -----------   ----------
    Total liabilities not subject to settlement
        under reorganization proceedings                  29,445      145,029
                                                     -----------   ----------
Liabilities subject to settlement under
  reorganization proceedings:                            108,333
                                                     -----------   ----------
Stockholders' Equity (Deficit):
  Common stock, $.01 par value; 40,000,000
   shares authorized, 17,887,775 and 17,875,230              179          179
   shares issued and outstanding, respectively
  Additional paid in capital                              62,843       62,777
  Accumulated deficit                                    (80,531)     (55,396)
                                                     -----------   ----------
     Total stockholders' equity (deficit)                (17,509)       7,560
                                                     -----------   ----------
     Total liabilities and stockholders'
       equity (deficit)                                 $120,269     $152,589
                                                     -----------   ----------
                                                     -----------   ----------


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


                                                             QUARTER ENDED
                                                      ------------------------
                                                     JANUARY 28,  JANUARY 29,
                                                          1995           1994
                                                     -----------   ----------
Revenues                                                 $71,014      $77,737
Cost of merchandise sold                                  60,587       48,954
                                                     -----------   ----------
   Gross profit                                           10,427       28,783
                                                     -----------   ----------

Operating and administrative expenses                     22,400       23,112
Depreciation and amortization                              2,666        2,753
                                                     -----------   ----------
   Operating costs                                        25,066       25,865
                                                     -----------   ----------

Earnings (loss) before other income (expense)
  and reorganization expenses                            (14,639)       2,918

Other income (expense):
  Interest expense (contractual interest of
   $3,581 in 1995)
    Cash                                                  (1,356)      (2,787)
    Non-cash                                              (1,670)
  Other                                                       29         (367)
                                                     -----------   ----------

Loss before reorganization expenses                      (17,636)        (236)

Reorganization expenses                                    7,499
                                                     -----------   ----------

Net loss                                                 (25,135)        (236)

Accumulated deficit, beginning of period                 (55,396)     (10,871)
                                                     -----------   ----------

Accumulated deficit, end of period                      ($80,531)    ($11,107)
                                                     -----------   ----------
                                                     -----------   ----------


Net loss per common share                                 ($1.41)      ($0.03)
                                                     -----------   ----------
                                                     -----------   ----------


      The accompanying notes are an integral part of these financial statements.

                                 LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                            QUARTER ENDED
                                                      ------------------------
                                                     JANUARY 28,  JANUARY 29,
                                                         1995         1994
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss                                              ($25,135)       ($236)

  Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization                         2,666        2,753
     Store closure costs                                    (970)
     Non-cash interest                                     1,670
     Write-off of deferred financing costs                                369
     Reorganization expenses                               7,499
     Decrease in inventories                              32,400       19,089
     Decrease in prepaid expenses and other                  992        1,396
     Decrease in accounts payable                         (3,245)     (11,943)
     Decrease in accrued interest                           (666)      (2,637)
     Other                                                 1,791          253
                                                     -----------  -----------
       Cash provided by operating activities
         before reorganization items                      17,002        9,044

  Operating cash flows used by reorganization items:
     Payments for professional fees and other expenses
     related to the Chapter 11 proceedings                (1,872)
                                                     -----------  -----------
       Cash provided by operating activities              15,130        9,044
                                                     -----------  -----------

Cash flows from investing activities:
   Capital expenditures                                     (694)        (985)
   Other                                                      (3)         146
                                                     -----------  -----------
       Cash used in investing activities                    (697)        (839)
                                                     -----------  -----------

Cash flows from financing activities:
   Proceeds from sale of preferred stock                               13,399
   Payment of long-term debt                                          (13,000)
   Pre-petition borrowings under working capital
   facility                                               26,667       18,778
   Pre-petition payments under working capital
   facility                                              (35,422)     (26,100)
   Payments on obligations under capital leases             (373)        (360)
   Payment of financing costs                                            (417)
   Other                                                     (27)        (319)
                                                     -----------  -----------
       Cash used by financing activities                  (9,155)      (8,019)
                                                     -----------  -----------

Net increase in cash                                       5,278          186

Cash, beginning of period                                  2,694        2,925
                                                     -----------  -----------

Cash, end of period                                       $7,972       $3,111
                                                     -----------  -----------
                                                     -----------  -----------
Supplemental cash flow information:
  Cash interest paid                                      $1,401       $5,454
                                                     -----------  -----------
                                                     -----------  -----------



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

NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to settlement under reorganization proceedings include the following as of January 28, 1995 (dollars in thousands):



    Accounts payable and accrued liabilities                         $23,714
    Capital Lease Obligations                                         15,560
    10-1/4% Notes (including pre-petition accrued interest)           67,576
    13-1/2% Notes (including pre-petition accrued interest)              838
    Notes Payable                                                        645
                                                                     --------
                                                                     $108,333
                                                                     --------
                                                                     --------
As a result of the Filing, payment of principal and interest under the Indentures has been stayed while the Company continues with its business operations as a debtor-in-possession. The Company discontinued accruing interest on these obligations as of the date of the Filing. Contractual interest on these obligations, which is $0.6 million in excess of reported interest expense, amounted to $2.2 million for the quarter ended January 28, 1995.

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

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the Quarter ended January 28, 1995 have been restated resulting in an increase in the net loss to $25.1 million from $24.0 million as previously reported, and increasing the accumulated deficit to $80.5 million from $79.4 million as previously reported.

The amended Transitional Quarterly Report reflects a decrease in gross margin of $746,000 and an increase in operating costs of $400,000. As a result of these changes, earnings (loss) per share increased from a previously reported loss of ($1.34) to a loss of ($1.41) per share.

The $746,000 charge to gross margin results from a physical inventory adjustment. The final result of the 1994 physical count was not finalized as of the filing date of the Transitional Quarterly Report. The increase in cost of sales or "inventory shrink" is attributable to periods prior to January 28, 1995, and should be reflected as a reduction in inventory value as of January 28, 1995.

The $400,000 increase in operating costs and reduction in current assets represents the expense recognition of insurance premiums paid by the Company during the Transition Period.

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

GROSS PROFIT. Gross profit, as a percentage of revenues (excluding the effects of non-cash charges of $3.9 million during the quarter ended January 28, 1995 and $0.3 million during the quarter ended January 29, 1994), decreased approximately 17.3% for the quarter ended January 28, 1995, to 20.2% as compared to 37.5% for the quarter ended January 29, 1994. The decrease in gross profit, excluding non-cash items, is primarily attributable to the significant markdowns taken during the quarter ended January 28, 1995 in order to clear aged and slow-moving merchandise from the Company's inventory. Non-cash charges, primarily resulting from the Company's usage of the last-in, first-out method for valuing inventories, increased during the quarter ended January 28, 1995 due to the liquidation of a step-up layer included in inventory (see Note 3 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

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

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $22.4 million for the quarter ended January 28, 1995 were $0.7 million lower than the $23.1 million incurred for the quarter ended January 29, 1994. The closure of nine stores subsequent to January 29, 1994 resulted in a decrease of $1.8 million in operating and administrative expenses offset, in part, by a slight increase in comparable store operating and administrative expenses. As a percentage of revenues, operating and administrative expenses increased to 31.5% for the quarter ended January 28, 1995 compared to the 29.7% for the same period of the prior year due to lower revenues.

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

NET LOSS. The Company reported a net loss of $25.1 million for the quarter ended January 28, 1995 as compared to a net loss of $0.2 million for the quarter ended January 29, 1994. The decrease in net earnings of $24.9 million is primarily attributable to decreased gross profit dollars and the recognition of reorganization expenses attributable to the Chapter 11 proceedings offset, in part, by lower operating and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company generated $17.0 million of cash from operating activities before reorganization items for the quarter ended January 28, 1995, an increase of $8.0 million as compared to $9.0 million for the quarter ended January 29, 1994. The increase is primarily due to (i) a $13.3 million decrease in inventory purchases, (ii) an $8.7 million reduction in payments on vendor accounts payable as a result of the Filing, (iii) the Company's election to pay its November 1, 1994 interest payment in additional 10-1/4% Notes as compared to $4.4 million of interest paid in cash during the prior year period and (iv) a $0.7 million decrease in operating and administrative expenses. These amounts were partially offset by a $18.4 million decrease in gross profit and the payment of $1.0 million of store closure costs.

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

WORKING CAPITAL

As of January 28, 1995, the Company had $8.0 million of cash and an additional $0.5 million of current restricted cash, representing the funding of payroll and taxes in connection with the Filing. The Company's current assets exceeded current liabilities not subject to settlement under reorganization proceedings by $16.0 million and $9.9 million at January 28, 1995 and October 29, 1994, respectively. A substantial portion of the increase in the Company's working capital resulted from the reclassification of certain current liabilities existing on the date of the Filing into the portion of the Company's balance sheet entitled "liabilities subject to settlement under reorganization proceedings."

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