Form 10-K
period 1996-02-03
LAMONTS APPAREL INC
filed 1996-05-03
CIK 785962

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                          ----------------------------------

                                      FORM 10-K


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996       COMMISSION FILE NUMBER 0-15542

                          ----------------------------------

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

                                  Yes   X    No
                                       ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of April 10, 1996, was approximately $1,000,000 (based on the closing quote of such stock on such date).

As of April 10, 1996, there were 17,899,549 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.


                               Exhibit Index on Page 49

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                              ANNUAL REPORT ON FORM 10-K
                       FOR THE 53 WEEKS ENDED FEBRUARY 3, 1996


                                        PART I


ITEM 1 - BUSINESS

GENERAL BACKGROUND AND CHAPTER 11 REORGANIZATION

Lamonts Apparel, Inc. (the "Company" or "Lamonts") is a Northwest based regional retailer of moderately priced casual apparel. The Company, which has been operating in the Northwest for almost thirty years, is well recognized in the region as a retailer of nationally recognized brand name apparel such as Levi, Liz Claiborne, Lee, Union Bay, Bugle Boy, Jockey, Alfred Dunner, Koret, OshKosh and Health-Tex. Lamonts operates forty-two stores in six states and employs approximately 1,600 employees. The Company's stores are approximately 40,000 square feet and are generally located in top quality shopping centers and high traffic malls. Since 1986, thirty-nine of the Company's stores have completed either major or minor remodels.

The Company was incorporated in Delaware as Texstyrene Corporation in 1985, changed its name to Aris Corporation in October 1988 and to Lamonts Corporation in April 1991. In September 1989, the Company acquired Lamonts Apparel, Inc. ("Apparel") from LH Group, Inc., a subsidiary of Northern Pacific Corporation. Prior to the completion of the divestiture of its original core business in August 1989, the Company manufactured expandable polystyrene beads and converted them into foam cups and containers, insulation products, packing materials and custom-molded packaging products. Apparel's predecessor was incorporated in Washington in May 1923. On October 30, 1992, Apparel was merged with and into the Company and the name of the Company was changed to Lamonts Apparel, Inc.

On January 6, 1995 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached a confidential agreement in principle regarding the economic terms of a consensual Plan of Reorganization designed to enable the Company to emerge from Chapter 11 (the "Plan"). The Company and the Committees are discussing the timing for the filing with the Court of the Plan and the Disclosure Statement related thereto. In addition, the Company has received certain non-binding proposals regarding potential new equity and/or debt investments in the Company, which proposals are subject to customary conditions, including, in certain cases, consummation of a plan of reorganization. The Company and the representatives of the Committees are evaluating such proposals.

The Company's principal office is located at 3650 131st Avenue, S.E., Bellevue, Washington 98006, and its telephone number is (206) 562-8386. In May 1996, the Company will be relocating its principal office to 12413 Willows Road N.E., Kirkland, WA 98034.


OPERATIONS

Lamonts offers an assortment of moderately priced fashion apparel and accessories at competitive prices for the entire family. Management believes that Lamonts has made substantial progress in the period since the filing of its Chapter 11 petition. The Company has closed unprofitable stores, eliminated unprofitable merchandise lines, added a home decor line, replaced its shoe licensee and reduced operating expenses. The Company has also refocused its merchandising strategy on casual apparel and expects to continue to build its merchandise categories in the Men's, Children's, Misses and Special Sizes areas and to promote nationally recognized brands.

In addition, new management, which began operating the Company in November 1994, has implemented new merchandising strategies designed to: (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base; (ii) reduce cash operating expenses; and (iii) reduce inventory levels and increase inventory turns to improve the Company's performance. As a result, the age and quality of inventory have improved significantly, and the Company has also initiated a policy to mark-down and clear out any unsold merchandise within its respective season.

Sales promotion and inventory allocation decisions are made centrally by Lamonts' corporate staff. The Company maintains uniformity with respect to inventory, pricing decisions, selection of promotional goods and markdown policies throughout all of its locations.

In May 1995, the Company replaced its licensee for its family shoe department with a new license with Shoe Corporation of America. Sales of the licensee approximated 6% of the Company's Fiscal 1995 (defined below) revenues, but are not reflected in such revenues for financial reporting purposes because income derived by the Company from the rental fees charged to the licensee is reported as an offset to operating expenses.

Lamonts advertises primarily through radio, television, newspaper inserts, direct mail, and charge statement inserts. The Company's promotional strategy is to target specific merchandise products and consumer groups, including holders of its proprietary credit card, for sale events.

PURCHASING. The Company's centralized buying organization includes general merchandise managers, divisional merchandise managers and buyers responsible for maintaining vendor relationships. New management teams within the merchandising departments have been assembled over the last 12 months. In addition, the Company's membership in Frederick Atkins, Inc. ("Atkins") provides it with group buying opportunities on domestic merchandise, industry research and the ability to use Atkins' private label import program. Additionally, the Company backs certain of its direct import purchases with letters of credit issued through Atkins. Costs associated with the letters of credit are based on a fixed percentage of each draw plus a non-interest bearing deposit of 17% of annual usage.

The Company purchases its merchandise from approximately 1,700 vendors and is not dependent on any single source of supply. The Company maintains no long term commitments with any supplier and believes that there will continue to be an adequate supply of merchandise to satisfy its current and anticipated requirements. However, like other apparel retailers, the Company is dependent upon its ability to obtain trade credit. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

DISTRIBUTION. The Company utilizes a 100,000 square foot, contractor-operated distribution center dedicated to the Company for centralized receiving and marking (ticketing). Through its distribution center, the Company is able to receive and ship merchandise to its stores within a two-to-three day period.
The Company believes that this distribution center enables it to monitor vendor shipments effectively, reduce receiving and marking expenses, reduce related transportation costs, improve inventory control, and reduce inventory shrinkage. The lease of this distribution center, which expires in February 1998, is quaranteed by the Company. See "Item 2 - Properties".

STORE OPERATIONS. The Company's store management team consists of a senior vice president, four regional directors and 38 store managers. The four regional directors also serve as store managers. Store managers are primarily responsible for hiring and supervising store personnel and for day-to-day store operations. A typical Lamonts store employs a staff of 23 to 40 people, including the store manager, two to four area sales managers and 20 to 35 sales clerks, approximately one-half of whom are part-time.

EMPLOYEES. The Company employs approximately 1,600 employees, approximately one-half of whom are part-time. Approximately 385 employees working in Seattle, Washington stores are represented by the United Food and Commercial Workers Union pursuant to a contract that expires the earlier of June 11, 1997 or seven months following emergence from Chapter 11. Approximately 39 employees work in the Wenatchee, Washington store and are represented by the United Food and Commercial Workers Union; they have no negotiated bargaining agreement and the employees work under the same working conditions as the Company's non-union employees. There are approximately 20 employees working in the Seattle Corporate office who are represented by the United Food and Commercial Workers Union pursuant to an employee ratified agreement that expires the earlier of March 31, 1998 or seven months following emergence from Chapter 11. Management believes its employee relations are good.

COMPETITION. Lamonts competes with other specialty retail apparel stores, department stores and discount/mass merchandisers on the basis of product range, quality, fashion, price and service. The Company differentiates itself from its competitors by positioning itself as a focused specialty retailer with emphasis on casual wear and high quality branded products, including denim. Lamonts has also been promoting its recently introduced private label "Northwest Outfitters". Principal competitors in one or more of the Company's market areas include The Bon Marche (a division of Federated Stores, Inc.), Nordstrom, J.C. Penney Co., Inc., Sears Roebuck and Company and Mervyn's (a division of Dayton-Hudson Corporation).

TRADEMARKS. The Company currently owns various registered trademarks which are part of its proprietary brand imports program. Management believes that, although such trademarks are significant, the Company's business is not dependent on any of such rights.

CREDIT POLICY. The Company offers its customers various methods of payment including cash, check, Lamonts charge card, certain major credit cards and a lay-away plan. Since its inception in July 1988, the Company's charge card program has been expanded to approximately 500,000 accounts. Growth in credit sales represents an important element in the Company's marketing strategy because statistics show that Lamonts charge card holders shop more regularly and purchase more merchandise than the customer who pays by cash, check or bank credit card. The Company believes that its proprietary charge card program provides additional benefits in two areas: (i) the creation of customer loyalty and (ii) enhancement of target marketing by providing demographic and purchasing behavior information on customers.

The Company's proprietary charge card, administered and owned by National City Corporation, provides for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Through a contractual arrangement, as amended, National City owns the receivables generated from purchases made by customers using the Lamonts charge card. The agreement provides for a minimum fee of 1% of purchases. As the prime rate exceeds 6%, the minimum fee increases at the same rate. However, the Company has elected to pass such increase in the minimum fee on to its charge card customers. Additionally, the agreement provides for a contingent supplemental fee equal to 0.1% of purchases for each $1 million by which such purchases are less than $48.0 million in any calendar year, up to a maximum fee of 3%. In the event of store closures, the agreement provides for adjustments to the dollar value of purchases required. Additionally, the Company is responsible for 50% of the net bad debt expense. The agreement with National City may be terminated by either party after June 22, 1999, with 180 days prior written notice. The Company paid National City $0.9 million for bad debt expense and $0.5 million in fees during Fiscal 1995.

The Company is currently negotiating certain changes to the contract with National City which it believes to be advantageous to the Company. However, there can be no assurances that a new agreement will be reached or approved by the Court.

RETURN POLICY. It is the Company's policy to exchange or issue a credit if a customer is not completely satisfied with any Lamonts purchase. Management believes that the Company's customer return policy and experience is consistent with industry practices.

SEASONALITY. The Company's sales are seasonal, with the Christmas Season being its strongest quarter. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality".

REGULATIONS. The Company is subject to Federal, state and local laws and regulations affecting retail apparel stores generally. The Company believes that it is in substantial compliance with these laws and regulations.

REORGANIZATION

BACKGROUND

As a result of financial difficulties, during the second half of Fiscal 1992, the Company and its financial advisors commenced negotiations with certain of the Company's creditors and stockholders regarding a restructuring of the Company's indebtedness. On October 30, 1992, the Company completed a comprehensive recapitalization (the "Recapitalization") pursuant to which, among other things, the Company issued an aggregate of $75.0 million in principal amount of its 10-1/4% Senior Subordinated Notes due 1999 (the "10-1/4% Notes"). As a result of the Recapitalization, the Company's funded debt was reduced by $63.6 million.

On December 1, 1993, the Company completed a capital infusion and debt reduction plan (the "Infusion") that further reduced the Company's debt. The transaction included, among other things, the repurchase of $13.0 million aggregate principal amount of 10-1/4% Notes, at par, together with accrued interest through the repurchase date, and the concurrent amendment of the terms of the 10-1/4% Notes that remained outstanding to, among other things, prospectively reduce the interest rate of such 10-1/4% Notes from 11-1/2% (the original rate at issuance) to 10-1/4%.

On June 10, 1994, the Company further amended the terms of the 10-1/4% Notes to provide, among other things, that interest payments due on the 10-1/4% Notes through November 1, 1995 could be paid, at the Company's option, either in cash, at a rate of 12% per annum, or in additional 10-1/4% Notes ("PIK Interest"), at a rate of 13% per annum. In accordance with the amendment, the Company elected to issue additional 10-1/4% Notes at the PIK Interest rate of 13% for the November 1, 1994 interest payment. Interest continued to accrue on the 10-1/4% Notes until the date of filing of the Company's Chapter 11 case. In addition, on June 10, 1994, the Company issued Warrants ("the 1994 Warrants") initially to purchase up to an aggregate of approximately 2 million shares of common stock, par value $.01 per share (the "Common Stock") (or approximately 10% of the Common Stock outstanding after giving effect to the exercise of such 1994 Warrants) to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. As of February 3, 1996, none of the 1994 Warrants have been exercised.

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option to exchange the 10-1/4% Notes for shares of Common Stock, representing approximately 70% of the Common Stock outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. The Company could exercise its option to exchange the 10-1/4% Notes on or prior to March 31, 1995.
However, on March 27, 1995, the Company received an extension from the holders of the 10-1/4% Notes to extend indefinitely, the time in which the Company may exercise its option to require the holders to exchange their 10-1/4% Notes; provided, however, that a majority of the holders of the 10-1/4% Notes may terminate such extension upon 60 days notice to the Company.

Notwithstanding the foregoing, the Company's financial position continued to deteriorate through Fiscal 1994. The Company's ability to service its debt and to obtain trade credit was dependent on its performance, which continued to fall short of projected results. In response to its deteriorating financial condition, the Company determined that a more significant financial and operational restructuring was necessary.

FILING

In January 1995, the Company filed for protection pursuant to Chapter 11, and as a result of the filing, the Company is currently in default under all of its funded debt agreements, except for the borrowings under the working capital facility with Foothill (as defined below), in effect prior to the Petition Date. As a result, all unpaid principal of, and accrued prepetition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid prepetition interest is prohibited during the pendency of the Company's Chapter 11 case. Further, the Company has not accrued interest on its funded debt agreements, excluding the DIP Facility, since the date of filing. For additional information related to the Company's Chapter 11 case, see
"Item 3 - Legal Proceedings."

In accordance with the Bankruptcy Code, the Company can seek Court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 case, a review is being undertaken of all the Company's obligations under its executory contracts. As of March 31, 1996, the Company has rejected nine real property leases and certain executory contracts and assumed six leases (with certain conditions and limitations)..

DEBTOR-IN-POSSESSION FINANCING

The Company is currently receiving debtor-in-possession financing from Foothill Capital Group ("Foothill"). Pursuant to this loan and security agreement dated February 17, 1995 (the "DIP Facility"), the Company is able to borrow up to $32 million in revolving loans, including up to $15 million of letters of credit. Borrowings under the DIP Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted under the DIP Facility. The DIP Facility is secured by inventory and certain other assets and is an allowed administrative expense claim with priority over certain other administrative expenses in the Chapter 11 case. The DIP Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally the Company must maintain a minimum net worth (as defined therein). The DIP Facility has been extended from its initial maturity date of May 17, 1996 and will now expire on the earlier of (i) August 17, 1996, with provisions for two additional quarterly renewals, or (ii) the effective date of a plan of reorganization.

The Company is currently negotiating with the First National Bank of Boston ("FNBB") with respect to (i) a debtor-in-possession credit facility (the "New DIP Facility"), which would replace the DIP Facility and (ii) an exit facility (the "Exit Facility" and, together with the New DIP Facility, the "New Facilities"), which would replace the New DIP Facility upon the Company's emergence from Chapter 11. On April 5, 1996, the Court approved the payment by the Company of $50,000 to FNBB as a deposit in connection with the New Facilities pursuant to a Term Sheet dated April 3, 1996 (the "FNBB Term Sheet") provided to the Company by FNBB. The consummation of each of the New Facilities is subject to final documentation satisfactory to FNBB, approval of the Court and other customary conditions, including, in the case of the Exit Facility, effectiveness of a plan of reorganization. There can be no assurances that any of such conditions will be satisfied. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of the New Facilities.

CHANGE IN FISCAL YEAR

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the accompanying information includes the 53 weeks ended February 3, 1996 ("Fiscal 1995"), the 52 weeks ended January 28, 1995, the Quarter ended January 28, 1995 (the "January Quarter"), the 52 weeks ended October 29, 1994 ("Fiscal 1994"), and the 52 weeks ended October 28, 1993 ("Fiscal 1993").

ITEM 2 -  PROPERTIES

The Company considers its ability to maintain attractive, high traffic store locations to be a critical element of its business and a key determinant of Lamonts' future growth and profitability. Lamonts' stores are designed to maximize selling space while providing a fashionable, pleasant shopping environment.

The Company currently operates 42 stores in the following locations:


Alaska 7                     Washington 24                      Utah 1
- ---------------------        -----------------------------      ----------------

- - Anchorage: 3 stores        - Seattle:           6 stores      - Logan
- - Fairbanks                  - Bellevue/Eastside: 4 stores
- - Juneau                     - Spokane:           3 stores
- - Soldotna                   - Tacoma:            2 stores      Montana 1
- - Wasilla                    - Aberdeen                         ----------------
                             - Marysville
Idaho 6                      - Moses Lake                       - Missoula
- ---------------------        - Olympia
                             - Port Angeles                     Oregon 3
- - Coeur d'Alene              - Silverdale                       ----------------
- - Idaho Falls                - Tri-Cities
- - Lewiston                   - Wenatchee                        - Astoria
- - Moscow                     - Yakima                           - Corvallis
- - Pocatello                                                     - Hillsboro
- - Twin Falls

Of the 42 stores, 17 are located in regional malls, 15 are located in community malls, 4 are located in strip centers and 6 are located in free-standing locations.

All of the Company's operating stores (except one which is subject to a ground lease) are currently located in leased facilities. The lease terms for these facilities cover periods up to 30 years, with an average remaining term of 8 years, not including additional option periods. The Company has executed a new lease for its principal office in Kirkland, Washington. The new lease, which commences May 1996, is for approximately 30,000 square feet and expires May, 2006.

The Company's stores range in size from 20,000 to 85,000 square feet, with a typical store averaging approximately 40,000 square feet. The interiors of Lamonts' stores are attractively decorated and are organized to maximize traffic flow and merchandise exposure. Signage and service facilities, such as fitting rooms and customer service areas, are designed to create a pleasant and convenient shopping environment.

During 1994, the Company determined that three of its Portland, Oregon stores and all five Lamonts For Kids children's stores should be closed because of poor performance. In October 1994, the Company closed an additional store in the greater Seattle area as the lease was not renewed. Also, in connection with its operational restructuring, the Company received permission from the Court to close six additional underperforming stores in early 1995. The six stores closed were located in Vancouver, Everett and Lakewood, Washington; Medford, Oregon; Ogden, Utah; and the downtown outlet center in Spokane, Washington.

The Company opened a new 36,000 square foot store in March 1995 in a 465,000 square foot shopping center in Issaquah, Washington. This is the Company's fourth store in the eastside area of the Seattle market.

In January 1996, the Company received permission from the Court to close an underperforming store located in Eugene, Oregon, and the Company conducted going out of business sales at this store through March 1996. The Company continues to own the building subject to a ground lease and is currently attempting to market the building for sale. If a purchaser is not located, ownership of the building will revert to the owner of the underlying land.

Accordingly, the book value of the building has been fully reserved in the Financial Statements as of February 3, 1996. (See Note 9 to the Consolidated Financial Statements included herein.)

In February 1996, the Company entered into a sale-leaseback transaction involving the land and building at the Company's Alderwood store in Washington. The Company sold the property for $5 million and leased the property back for a 20 year period, plus option terms. (See Note 16 to the Consolidated Financial Statements included herein.)

The Company has an arrangement with Distribution Center Systems, Inc. which provides distribution and merchandise processing services for Lamonts on a cost plus fee reimbursement basis. As part of the arrangement, the Company is a guarantor of the lease of the distribution center located in Kent, Washington. The lease has remaining future minimum rents of approximately $0.3 million per year and expires February 1998.

ITEM 3 -  LEGAL PROCEEDINGS

COMMENCEMENT OF CHAPTER 11 PROCEEDINGS

On January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington at Seattle, Case No. 95-00100. The ability of the Company to effect a successful reorganization under Chapter 11 depends, in significant part, upon the Company's ability to formulate a confirmable reorganization plan that is approved by the Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors and stockholders may be substantially altered. Creditors may realize substantially less than the full face amount of their claim. Equity interests of the Company's stockholders may be diluted or even canceled. Investment in any security of the Company, therefore, should be regarded as highly speculative.

The following summary sets forth certain aspects of the Company's Chapter 11 case. This summary is not intended to be an exhaustive summary. For additional information regarding the effect of the Chapter 11 case on the Company, reference should be made to the Bankruptcy Code.

Pursuant to section 362 of the Bankruptcy Code, the commencement of the Company's Chapter 11 case operates as a stay, applicable to all entities, with certain exceptions, of the following: (i) commencement or continuation of a judicial, administrative, or other proceeding against the Company that was or could have been commenced prior to commencement of the Company's Chapter 11 case, or to recover for a claim that arose before the commencement of the Company's Chapter 11 case; (ii) enforcement of any judgments against the Company that arose before the commencement of the Company's Chapter 11 case; (iii) the taking of any action to obtain possession of property of the Company or to exercise control over property of the Company; (iv) the creation, perfection or enforcement of any lien against the property of the Company; (v) the taking of any action to collect, assess or recover a claim against the Company that arose before the commencement of the Company's Chapter 11 case; or (vi) the setoff of any debt owing to the Company that arose prior to the commencement of the Company's Chapter 11 case against a claim held by such creditor or party-in-interest against the Company that arose before the commencement of the Company's Chapter 11 case. Any entity may apply to the Court for relief from the automatic stay so that it may enforce any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Company's Chapter 11 case.

In connection with the Company's Chapter 11 case, the United States Trustee has appointed the Committees for the Company's (i) bondholders, (ii) other general unsecured creditors, and (iii) equity holders.

Although the Company is authorized to operate its business as debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Court approval.

As debtor-in-possession, the Company has the right, subject to the approval of the Court, under the relevant provisions of the Bankruptcy Code, to assume or reject executory contracts, including real property leases. Certain parties to such executory contracts with the Company, including parties to such real property leases, may file motions with the Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" requires that the Company cures, or provides adequate assurance that it will cure, all existing defaults under the contract or lease and provides adequate assurance of future performance under the contract or lease. "Rejection," which is a remedy available under the relevant provisions of the Bankruptcy Code, means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach which shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition.

Prepetition claims that were contingent, unliquidated, or disputed as of the commencement of the Chapter 11 case, including, without limitation, those that arise in connection with rejection of executory contracts, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Court or otherwise settled or agreed upon by the parties.

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

For 120 days after the Petition Date, the Company had the exclusive right to propose and file a plan of reorganization with the Court. Such time period has been extended to August 27, 1996.

Section 501 of the Bankruptcy Code allows any creditor or indenture trustee to file a proof of claim with the Court and any equity security holder to file a proof of interest with the Court. A claim or interest, proof of which is timely filed under Bankruptcy Code section 501, is deemed allowed, unless a party-in-interest (including the Company) objects thereto. If an objection is made to the allowance of a claim, the Court, after notice and hearing, will determine the amount, validity, and priority of such claim. The last date for filing proofs of claim or proofs of interest was April 28, 1995.

A $27 million claim was filed by a former landlord of one of the Company's stores located in Ogden, Utah allegedly based upon closing of the store and rejection of the store lease pursuant to the Bankruptcy Code. The Company has settled such claim with the former landlord in the amount of $0.85 million, which amount may be reduced in the event the landlord is able to mitigate its damages.

A claim was filed by the Pension Benefit Guaranty Corporation ("PBGC") in the amount of $2.8 million based upon PBGC's assumption that one of the Company's qualified employee retirement plans would be terminated. The Company believes that even if the plan was terminated, unfunded plan benefit liabilities would not be material. The Company disputed the claim. PBGC has withdrawn its claim without prejudice to its right to refile at a future date if the PBGC determines it is appropriate to do so.

A $2.3 million claim was filed by a former landlord of the Company's store located in Lloyd Center in Portland, Oregon allegedly based upon rejection of the store lease pursuant to the Bankruptcy Code. The Company disputed the claim and pursued a lawsuit against this landlord for damages for wrongfully refusing to consent to the Company's attempted assignment of this store to other users. In November 1995, the Company prevailed in a lawsuit following a jury trial in the State Court in Oregon. On motion for judgment notwithstanding the verdict, the jury verdict was overturned and judgment entered in favor of the landlord. On February 16, 1996, the matter was appealed by the Company to the Oregon Court of Appeals, and that appeal is currently pending.

A $1.7 million claim was filed by a former landlord of one of the Company's stores located in Tacoma, Washington allegedly based upon closing of the store and rejection of the store lease pursuant to the Bankruptcy Code. The Company disputes the claim and believes that reletting of the store will substantially reduce the claim. The Company is in the process of preparing a suitable objection to the claim and will otherwise defend against the claim to the extent necessary and appropriate.

Claims have been filed by two former officers of the Company in the total amount of $1.5 million. These claims are allegedly based upon claims that employment contracts between the Company and these former officers were breached by the Company. The Company disputes the claims and will otherwise defend against the claims to the extent necessary.

After a consensual plan of reorganization is completed, it will be sent, with a Disclosure Statement approved by the Court, after notice and hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of a plan of reorganization by creditors and equity security holders, the Court, at a noticed hearing, will consider whether to confirm a plan of reorganization.

If at least one class of claims that is impaired under a plan of reorganization has accepted a plan of reorganization, and certain other requirements of the Bankruptcy Code relating to a plan of reorganization confirmation are satisfied, the proponent of a plan of reorganization may invoke the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code. Under these provisions, the Court, on request of the proponent of a plan of reorganization, shall confirm a plan of reorganization if it does not discriminate unfairly, and is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, a plan of reorganization. As used in the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings. A "cramdown" might result in holders of Common Stock receiving no property or other value for their equity security interest in the Company. Because of this and other possibilities, the value of the Company's securities, including the Common Stock, is highly speculative.

OTHER LEGAL PROCEEDINGS

As previously reported, the Company was a defendant in a lawsuit originally brought as a class action in state court in Anchorage, Alaska on September 18, 1992. Plaintiffs alleged that certain employees in the State of Alaska were not exempt from overtime pay requirements under the Alaska Wage and Hour Act and thus have worked hours for which they had not been compensated. The complaint sought back wages, liquidated damages, attorneys fees and costs. Subsequent to the Petition Date, the plaintiffs filed a proof of claim in the Court asserting the same claims. On October 27, 1995, following a hearing before the Court, an order was entered granting the Company's objection to and precluding the class action claim. The balance of the claim by two individuals has been settled in an amount not material to the Company.

The Company is also involved in various other matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect upon the Company's plan of reorganization or operating results during the period in which such litigation is resolved.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                       PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock is traded in the over-the-counter market and, until January 20, 1995, was listed on the Nasdaq Stock Market's Smallcap Market ("Nasdaq"). As a result of the filing, the Common Stock is no longer listed. The following table sets forth, for the periods indicated, the high and low closing bid prices as reported on Nasdaq and over the counter quotes. The bid prices, as stated, represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Fiscal 1994:                         High                 Low
- -------------------------------   -----------         -----------

Quarter ended January 29              2-3/4                2
Quarter ended April 30                  2                1-1/4
Quarter ended July 30                 1-3/4                3/4
Quarter ended October 29              13/16                5/8



January Quarter                      High                 Low
- -------------------------------   -----------         -----------

Quarter ended January 28, 1995          2                 1/8


Fiscal 1995:                         High                 Low
- -------------------------------   -----------         -----------

Quarter ended April 29                 1/2                 1/8
Quarter ended July 29                 7/16                 1/8
Quarter ended Oct 28                   1/4                1/16
Quarter ended February 3               1/4                1/16


At April 10, 1996, there were 152 holders of record of the Common Stock.


DIVIDENDS

The Company has never declared or paid cash dividends on its Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. The ability of the Company to pay dividends is restricted under the terms of the DIP Facility. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends during the pendency of the Company's Chapter 11 case and, based on the terms FNBB Term Sheet will be restricted under the New Facilities.





ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8. The following financial data is not necessarily comparable for the periods presented because of the effects of, among other things, the consummation of the Recapitalization in October 1992 and the Company's change in fiscal year end. However, for purposes of comparing the data for Fiscal 1995, the Company has provided data for the comparable prior year period which are derived from unaudited financial records of the Company.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                     (Dollars in thousands, except per share data)


                                                   53 weeks ended          52 weeks ended      Quarter ended       52 weeks ended
                                                    Feb 3, 1996           January 28, 1995      Jan 28, 1995        Oct 29, 1994
                                                  ----------------       ------------------   ---------------     ----------------
STATEMENT OF OPERATIONS DATA
- ---------------------------------------------


Revenues (1)                                              $199,548                 $231,199           $71,014             $237,922
Cost of merchandise sold                                   131,677                  175,330            60,587              163,697
                                                  ----------------       ------------------   ---------------     ----------------
Gross profit                                                67,871                   55,869            10,427               74,225
                                                  ----------------       ------------------   ---------------     ----------------

Operating and administrative expenses                       71,372                   87,807            22,400               88,520
Depreciation and amortization                                9,232                   11,355             2,666               11,441
Store closure costs                                                                   7,200                                  7,200
                                                  ----------------       ------------------   ---------------     ----------------
Operating costs                                             80,604                  106,362            25,066              107,161
                                                  ----------------       ------------------   ---------------     ----------------
Earnings (loss) from continuing
  operations before other income/(expense),
  reorganization expenses and income tax
  provision/(benefit)                                      (12,733)                 (50,493)          (14,639)             (32,936)
Other income (expense):
Interest expense
  - Cash                                                    (5,098)                  (6,698)           (1,356)              (8,130)
  - Non-cash (2)                                                                     (5,160)           (1,670)              (3,490)
Other income (expense)                                         196                       27                29                 (369)
                                                  ----------------       ------------------   ---------------     ----------------

Loss from continuing operations before
  reorganization expenses and income tax
  provision/(benefit)                                      (17,635)                 (62,324)          (17,636)             (44,925)
Reorganization expenses                                      7,240                    7,499             7,499
                                                  ----------------       ------------------   ---------------     ----------------

Loss from continuing operations before
  income tax provision/(benefit)                           (24,875)                 (69,823)          (25,135)             (44,925)
Income tax provision/(benefit)                                                         (400)                                  (400)
                                                  ----------------       ------------------   ---------------     ----------------

Net earnings (loss)                                       ($24,875)                ($69,423)         ($25,135)            ($44,525)
                                                  ----------------       ------------------   ---------------     ----------------
                                                  ----------------       ------------------   ---------------     ----------------

NET EARNINGS (LOSS) PER COMMON SHARE (4)
- ----------------------------------------
Net earnings (loss) per common share                        ($1.39)                  ($4.13)           ($1.41)              ($3.05)
                                                  ----------------       ------------------   ---------------     ----------------
                                                  ----------------       ------------------   ---------------     ----------------

Weighted average number of shares                       17,893,675               16,820,257        17,883,135           14,583,038



BALANCE SHEET DATA (at end of period)
- ------------------------------------

Working capital                                            ($2,248)                 $16,025           $16,025               $9,938
Total assets                                               102,361                  120,269           120,269              152,589
Liabilities subject to settlement under
  reorganization proceedings                               104,845                  108,333           108,333
Long term debt and obligations under
  capital leases, net of current maturities                                                                                 80,642
Stockholders' equity (deficit)                             (42,556)                 (17,509)          (17,509)               7,560


                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                    (Dollars in thousands, except per share data)

                                                        52 weeks             52 weeks          52 weeks
                                                          ended                ended             ended
                                                       Oct 30, 1993         Oct 31, 1992      Nov 2, 1991
                                                     ---------------       --------------    -------------
STATEMENT OF OPERATIONS DATA
- ---------------------------------------------

Revenues (1)                                                $251,015             $258,096         $252,627
Cost of merchandise sold                                     157,098              156,940          153,771
                                                     ---------------       --------------    -------------
Gross profit                                                  93,917              101,156           98,856
                                                     ---------------       --------------    -------------

Operating and administrative expenses                         84,176               83,798           78,921
Depreciation and amortization                                 11,164               13,290           11,070
                                                     ---------------       --------------    -------------
Operating costs                                               95,340               97,088           89,991
                                                     ---------------       --------------    -------------

Earnings (loss) from continuing
  operations before other income/(expense),
  income tax provision/(benefit), and
  extraordinary item                                          (1,423)               4,068           8,865

Other income (expense):
Interest expense
  - Cash                                                     (12,477)              (9,936)         (16,439)
  - Non-cash (2)                                                                  (13,417)          (5,494)
Other income (expense)                                            29                  417              917
                                                     ---------------       --------------    -------------

Loss from continuing operations before
  income tax provision/(benefit) and
  extraordinary item                                         (13,871)             (18,868)         (12,151)
Income tax provision/(benefit)                                (3,000)                 710             (552)
                                                     ---------------       --------------    -------------
Loss from continuing operations
  before extraordinary item                                  (10,871)             (19,578)         (11,599)
Gain (loss) from discontinued
  operations, net of income taxes                                                     283             (113)
Extraordinary item - gain on
  extinguishment of debt (3)                                                       23,572
                                                     ---------------       --------------    -------------

Net earnings (loss)                                         ($10,871)              $4,277         ($11,712)
                                                     ---------------       --------------    -------------
                                                     ---------------       --------------    -------------

NET EARNINGS (LOSS) PER COMMON SHARE (4)
- ---------------------------------------
Loss from continuing operations
  before extraordinary item                                   ($1.22)             ($82.84)         ($67.99)
Gain (loss) from discontinued
  operations, net of income taxes                                                    1.20            (0.61)
Extraordinary item - gain on
  extinguishment of debt                                                            99.74
                                                     ---------------       --------------    -------------
Net earnings (loss) per common share                          ($1.22)              $18.10          ($68.60)
                                                     ---------------       --------------    -------------
                                                     ---------------       --------------    -------------

Dividends on preferred stock (5)                                None                 None          ($1,045)
Weighted average number of shares                          8,917,624              236,339          185,970

BALANCE SHEET DATA (at end of period)
- -------------------------------------
Working capital                                              $43,060              $52,327          $52,319
Total assets                                                 183,709              195,339          194,954
Long term debt and obligations under
  capital leases, net of current maturities                   93,130               94,615          154,694
Stockholders' equity (deficit)                                36,208               46,773           (1,500)


                                 LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                         FOOTNOTES TO SELECTED FINANCIAL DATA


    (1) The additional week in Fiscal 1995 accounted for $2.2 million of revenues.

    (2) Non-cash interest expense is comprised of amortization of discounts on the Company's long term debt and interest paid through issuance of additional debt.

    (3) Extraordinary item reflects gain on cancellation of debt associated with the Recapitalization.

    (4) Represents per common share earnings (loss) after accrual of dividends on the Old Preferred Stock (hereinafter defined) for the 52 weeks ended November 2, 1991. Concurrent with the Recapitalization, the Company (i) converted all of the Old Preferred Stock into Common Stock, (ii) eliminated all accrued and unpaid dividends associated with the Old Preferred Stock and (iii) effected a one-for-30 reverse stock split of the Common Stock outstanding prior to the Recapitalization. All share and per share amounts for the 52 weeks ended November 2, 1991 have been restated to reflect the reverse stock split on a retroactive basis.

    (5) Represents dividends on the Old Preferred Stock which were accrued but never declared or paid. All of the accrued and unpaid dividends were eliminated pursuant to the Recapitalization.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this document. On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, for purposes of comparing the results of operations of the Company for Fiscal 1995, the Company believes it is meaningful to use the comparable prior year period as the basis for comparison.

FINANCIAL CONDITION

BACKGROUND

On October 30, 1992, the Company completed the Recapitalization pursuant to which the Company issued an aggregate of $75.0 million in principal amount of its 10-1/4% Notes and issued 8,080,734 shares of its Common Stock, in exchange for $138.6 million, after original issue discount, of outstanding debt and the transfer of a $2.0 million promissory note held by the Company to one of its debtholders. In addition, the Company's 9-1/2% Convertible Exchangeable Preferred Stock, par value $15 per share (the "Old Preferred Stock"), was converted into 622,600 shares of Common Stock. After the transaction, approximately $796,000 in principal amount of the Company's 13-1/2% Senior Subordinated Notes due February 15, 1995 (the "13-1/2 Notes") remained outstanding. As a result of the Recapitalization (i) the holders of Common Stock outstanding prior to the Recapitalization held 2.09% of the Common Stock outstanding immediately following the Recapitalization and (ii) the Company's funded debt was reduced by $63.6 million.

In December 1993, the Company completed the Infusion pursuant to which it received approximately $13.4 million from the issuance of 4,466,206 shares of its Series A Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), which, together with cash flow from operations was used to repurchase $13.0 million aggregate principal amount of the 10-1/4% Notes, at par, together with accrued interest through the repurchase date. Each share of the Series A Preferred Stock automatically converted into two shares of Common Stock on March 14, 1994. In connection with this transaction, the terms of the 10-1/4% Notes that remained outstanding were amended to, among other things, prospectively reduce the interest rate thereof from 11-1/2% to 10-1/4%.

On June 10, 1994, the Company further amended the terms of the 10-1/4% Notes to provide, among other things, that interest payments due on the 10-1/4% Notes through November 1, 1995 could be paid, at the Company's option, either in cash, at a rate of 12% per annum, or in additional 10-1/4% Notes, at a rate of 13% per annum. In accordance with the amendment, the Company elected to issue additional 10-1/4% Notes at the PIK Interest rate of 13% for the November 1, 1994 interest payment. Interest continued to accrue on the 10-1/4% Notes until the date of filing of the Company's Chapter 11 case. In addition, on June 10, 1994, the Company issued the 1994 Warrants initially to purchase up to an aggregate of approximately 2 million shares of Common Stock, (or approximately 10% of the Common Stock outstanding after giving effect to the exercise of such 1994 Warrants) to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. As of February 3, 1996, none of the 1994 Warrants have been exercised.


On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option to exchange the 10-1/4% Notes for shares of Common Stock representing approximately 70% of the Common Stock outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. The Company could exercise its option to exchange the 10-1/4% Notes on or prior to March 31, 1995. However, on March 27, 1995, the Company received an extension from the holders of the 10-1/4% Notes to extend indefinitely, the time in which the Company may exercise its option to require the holders to exchange their 10-1/4% Notes; provided, however, that a majority of the holders of the 10-1/4% Notes may terminate such extension upon 60 days notice to the Company.

Notwithstanding the foregoing, the Company's financial position continued to deteriorate through Fiscal 1994. The Company's ability to service its debt and to obtain trade credit was dependent on its performance, which continued to fall short of anticipated results. In response to its deteriorating financial condition, the Company determined that a more significant financial and operational restructuring was necessary.

FILING

On January 6, 1995, the Company filed for protection pursuant to Chapter 11. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession The Company and representatives of the Committees have reached a confidential agreement in principle regarding the economic terms of a Plan designed to enable the Company to emerge from Chapter 11. The Company and the Committees are discussing the timing for the filing with the Court of the Plan and the Disclosure Statement related thereto. In addition, the Company has received certain non-binding proposals regarding potential new equity and/or debt investments in the Company, which proposals are subject to customary conditions, including, in certain cases, consummation of a plan of reorganization. The Company and the representatives of the Committees are evaluating such proposals. For additional information related to the Company's Chapter 11 case, see "Item 3
- - Legal Proceedings."


As of the Petition Date, payment of pre-petition liabilities to unsecured creditors, including trade creditors and noteholders, and pending litigation against the Company are generally stayed while the Company continues its business operations as a debtor-in-possession. In a Chapter 11 reorganization plan, the rights of the creditors may be significantly altered. Creditors may receive substantially less than the full face amount of claims. No estimate of the amount of adjustments, if any, from recorded amounts, to amounts to be realized by creditors, is available at this time.

As a result of the Company's Chapter 11 case, the Company is currently in default under the indentures governing the 10-1/4% Notes and the 13-1/2% Notes. As a result, all unpaid principal of, and accrued prepetition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case.

STORE LOCATIONS

Since October 29, 1994, the Company has closed 15 stores, six of which, with the approval of the Court, were closed in January 1995. The last store was closed in March 1996. Of the 15 stores closed, all were closed due to poor performance. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives.



In March 1995, the Company opened a new store in Issaquah, Washington. Management is also evaluating possibilities of opening new stores in desirable geographic locations to facilitate revenue growth.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO THE 12 MONTHS ENDED JANUARY 28, 1995

REVENUES. Revenues of $199 million for Fiscal 1995 decreased 13.7% on a total store basis from $231 million for the comparable prior year period, primarily because the comparable prior year period results include revenues from six stores that were closed in January 1995. In addition, the majority of the revenue decrease in Fiscal 1995 occurred during the first three months after the Company's Chapter 11 filing. Comparable store revenues decreased 4.5% in Fiscal 1995 (after deducting the 53rd week of sales in Fiscal 1995). Comparable store revenues are defined as revenues generated at stores opened for at least twelve months in each of the periods.

GROSS PROFIT. Gross profit, as a percentage of revenues, increased 3.2% for Fiscal 1995, to 34.5% from 31.3% of revenues in the comparable prior year period (excluding the effect of non-cash charges of $16.5 million in the comparable prior year period and $0.9 million in Fiscal 1995). The non-cash charges consist primarily of "LIFO" inventory valuation and net realizable value adjustments. The improvement in gross profit margins can be attributed to the Company's implementation of new merchandising strategies designed to improve the quality of merchandise offered while maintaining price points geared to the Company's customer base, reduced inventory levels and increased inventory turns. Merchandise turnover increased from 2.3 times in the comparable prior year period to 2.8 times in Fiscal 1995, a 22% improvement. The Company has also initiated policies to mark-down and clear out any unsold merchandise within its respective season.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $71.3 million, or 35.8% of revenues for Fiscal 1995, decreased compared to $87.8 million, or 38.0% of revenues for the comparable prior year period. On a comparable store basis, operating and administrative expenses have decreased $5.5 million or 7.3%. Reduction in payroll, corporate administration and professional expenses are primarily attributable to this improvement.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $9.2 million for Fiscal 1995 decreased from $11.4 million in the comparable prior year period. The decrease is primarily attributable to the six stores closed during January 1995. The increase in depreciation and amortization associated with newly acquired assets was offset by reductions due to assets becoming fully depreciated or amortized.

REORGANIZATION EXPENSES. Reorganization expenses relate to costs associated with the Company's Chapter 11 filing and the general restructuring of the Company's business operations. Since the Chapter 11 filing, the Company has recognized $14.7 million in reorganization expense (approximately $9.0 million of non-cash charges), of which $7.2 million was incurred during Fiscal 1995 and $7.5 million during the comparable prior year period. These expenses relate primarily to legal costs associated with the Company's Chapter 11 case, the accrued or estimated costs associated with the rejection of real property leases, and costs related to closing underperforming and nonprofitable stores subsequent to the Company's Chapter 11 case. The charges for store closures are primarily non-cash write-offs of abandoned assets but also include inventory losses realized in the inventory liquidation process.

INTEREST EXPENSE. Interest expense of $5.1 million for Fiscal 1995 decreased from $11.8 million ($6.7 million cash and $5.1 million non-cash) in the comparable prior year period. The decrease in interest expense is primarily a result of the Company's Chapter 11 case. See "Item 3, Legal Proceedings". As of February 3, 1996, the DIP Facility accrued interest at an annual rate of 11.25% as compared to 12% on borrowings on the Company's working capital facility in the comparable prior year period.

NET LOSS. The Fiscal 1995 net loss of $24.8 million decreased $44.6 million compared to the net loss of $69.4 million for the comparable prior year period. The reduction in operating losses is primarily a result of (i) a $12 million improvement in gross margin which includes non-cash charges in the comparable prior year period as discussed above, (ii) a $6.4 million decrease in costs related to the closing of stores in Fiscal 1995 compared to the comparable prior year period, (iii) lower operating and administrative expenses of $16.4 million in Fiscal 1995 as discussed above, (iv) a $6.8 million reduction in interest expense in Fiscal 1995 due to the Company's Chapter 11 filing and (v) a $2.1 million decline in depreciation and amortization expense during Fiscal 1995. Although the Company has realized a significant reduction in operating and other expenses due to downsizing, these savings have been partially offset by a decline in sales also attributable to a reduced number of operating stores.

QUARTER ENDED JANUARY 28, 1995 COMPARED TO QUARTER ENDED JANUARY 29, 1994

REVENUES Revenues of $71.0 million for the January Quarter include the Christmas holiday season and are not indicative of an annualized trend. Revenues decreased 8.6% on a total store basis from $77.7 million for the quarter ended January 29, 1994. Store closures contributed $2.4 million to the total revenue decline. Comparable store revenues decreased 6.4% for the January Quarter as compared to the same period in the prior year. Management believes that revenues have been adversely affected, in part, by (i) a weak retail environment for apparel, (ii) the adverse publicity associated with the Company's Chapter 11 filing and (iii) the interruption in the receipt of merchandise due to a reduction in available credit immediately following the filing.

GROSS PROFIT. Gross profit, as a percentage of revenues, decreased approximately 17.3% for the January Quarter, to 20.2% as compared to 37.5% for the comparable prior year period (excluding the effects of non-cash charges of $3.9 million during the January Quarter and $0.3 million during the comparable prior year period). The decrease in gross profit, excluding non-cash items, is primarily attributable to the significant markdowns taken during the January Quarter in order to sell aged and slow-moving merchandise from the Company's inventory. Non-cash charges, primarily resulting from the Company's use of the LIFO method for valuing inventories, increased during the January Quarter due to the $2.9 million liquidation of a step-up layer included in inventory.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $22.4 million for the January Quarter were $0.7 million lower than the $23.1 million incurred for the comparable prior year period. The closure of nine stores subsequent to January 29, 1994 resulted in a decrease of $1.8 million in operating and administrative expenses offset, in part, by a slight increase in comparable store operating and administrative expenses. As a percentage of revenues, operating and administrative expenses increased to 31.5% for the January Quarter compared to the 29.7% for the same period of the prior year due to lower revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.7 million for the January Quarter remained relatively unchanged from $2.8 million recorded for the comparable prior year period. Increased depreciation and amortization associated with newly acquired assets offset reductions associated with assets retired as a result of store closures and assets becoming fully depreciated or amortized.

INTEREST EXPENSE. Interest expense of $3.0 million ($1.3 million cash and $1.7 million non-cash) for the January Quarter increased $0.2 million from $2.8 million (all cash) in the comparable prior year period primarily due to (i) the accrual of payment-in-kind interest on the 10-1/4% Notes at the rate of 13% through the date of the filing as compared to a cash interest rate of 10-1/4% in effect for the majority of the prior year period and (ii) higher borrowing levels and higher interest rates under the Company's working capital facilities, offset by (i) the termination of interest accruals on the 10-1/4% Notes and on the 13-1/2% Notes as of the date of the Company's Chapter 11 filing, and (ii) the December 1993 repurchase of $13.0 million aggregate principal amount of the 10-1/4% Notes.

OTHER. Other expense of $0.4 million for the January Quarter reflects the write-off of certain deferred financing costs attributable to $13.0 million aggregate principal amount of 10-1/4% Notes repurchased by the Company in December 1993.

REORGANIZATION EXPENSES. Reorganization expenses represent costs directly related to the Company's Chapter 11 filing, and include (i) estimated costs associated with the rejection of real property leases, (ii) estimated cost of closing underperforming stores and (iii) professional fees and other expenditures.

NET LOSS. The Company reported a net loss of $25.1 million for the January Quarter as compared to a net loss of $0.2 million for the comparable prior year period. The decrease in net earnings of $24.9 million is primarily attributable to decreased gross profit dollars and the recognition of reorganization expenses attributable to the Company's Chapter 11 proceedings offset, in part, by lower operating and administrative expenses.

FISCAL 1994 COMPARED TO FISCAL 1993

REVENUES. Revenues of $237.9 million for Fiscal 1994 decreased 5.2% on a total store basis from $251.0 million for Fiscal 1993. Comparable store revenues decreased 6.4% for Fiscal 1994 as compared to Fiscal 1993. Management believes that revenues have been affected by (i) slow reaction to a changing consumer,
(ii) an unprecedented increase of approximately 1.7 million square feet of mass merchant/discount retail space since the Fall of 1993 in the Alaska market,
(iii) the sluggish economy in the Seattle/Tacoma market and (iv) the general lower demand for apparel experienced by the Company and many other apparel retailers.

GROSS PROFIT. Gross profit, as a percentage of revenues decreased 1.4% in Fiscal 1994, to 36.5% from 37.9% of revenues in Fiscal 1993 (excluding the effect of non-cash charges of $12.6 million in Fiscal 1994 and $1.2 million in Fiscal 1993). The non-cash charges increased $11.4 million in Fiscal 1994 primarily due to a $10.0 million reduction in the step-up in inventory to net realizable value. The step-up was recorded in connection with the Recapitalization in October 1992 pursuant to the provisions of purchase accounting and the use of the LIFO method of valuing inventory. Management believes that the decrease in gross profit is attributable to (i) planned inventory levels that supported turns at less than the industry norm, (ii) higher markdowns resulting from lower sales volume which necessitated extensive clearance pricing to maintain planned inventory levels and (iii) lower markups on merchandise due to changes in mix of business.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $88.5 million (or 37.2% of revenues) for Fiscal 1994 increased compared to $84.2 million (or 33.5% of revenues) for Fiscal 1993. While cost containment measures were successful in stabilizing or reducing most operating expenses, these measures were more than offset by (i) increased advertising expenditures which management believed were necessary to maintain a competitive stance in the Company's markets, (ii) legal expenditures required to defend against certain lawsuits (see "Item 3 - Legal Proceedings"), (iii) less favorable experience in the Company's self-insured medical program and (iv) costs associated with the change in management in November 1994.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $11.4 million for Fiscal 1994 remained relatively flat as compared to the comparable period in the prior year. The increase in depreciation and amortization associated with newly acquired assets was offset by reductions due to assets becoming fully depreciated or amortized.

STORE CLOSURE COSTS. Store closure costs of $7.2 million for Fiscal 1994 reflect the Company's estimate of write-offs to be made and costs to be incurred in connection with certain store closures. As the store closure costs consist primarily of non-cash write-offs, the Company anticipates a net cash outlay of approximately $1.0 million.

INTEREST EXPENSE. Interest expense of $11.6 million ($8.1 million cash and $3.5 million non-cash) for Fiscal 1994 decreased from $12.5 million (all cash) for Fiscal 1993. The decrease in interest expense is primarily a result of (i) the repurchase of $13.0 million of the Company's 10-1/4% Notes in connection with the Infusion and (ii) the reversal of $0.6 million of accrued interest previously established as a liability for settlement of an examination of the Company's Federal income tax returns (see Note 10 of the Notes to the Consolidated Financial Statements contained elsewhere in this document), partially offset by (i) the Company's election to accrue interest at the PIK Interest rate of 13% for the November 1, 1994 interest payment and (ii) increased interest expense associated with higher borrowing levels and higher interest rates under the Company's existing working capital facility.

OTHER. Other expense of $0.4 million for Fiscal 1994 reflects the write-off of certain deferred financing costs attributable to the $13.0 million of 10-1/4% Notes repurchased pursuant to the Infusion.

NET LOSS. The Fiscal 1994 net loss of $44.5 million increased $33.6 million compared to the net loss of $10.9 million for Fiscal 1993 primarily as a result of (i) the $19.7 million decrease in gross profit dollars, $10.0 million of which is attributable to the net realizable value adjustment to inventory, (ii) the $7.2 million charge for store closure costs, (iii) higher operating and administrative expenses and (iv) the $3.0 million reversal of a deferred tax credit recognized during Fiscal 1993 offset, in part, by (i) the reversal of $0.4 million of accrued taxes and the $0.6 million of accrued interest previously established as a liability for settlement of an examination of the Company's Federal income tax returns (see Note 10 of the Notes to the Consolidated Financial Statements contained elsewhere in this document) and (ii) lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $5.4 million of cash for operating activities for Fiscal 1995. The Company's primary cash requirement is the procurement of inventory which is currently funded through borrowings under the DIP Facility and trade credit. Like other apparel retailers, the Company is dependent upon its ability to obtain trade credit. If the Company is able to continue to obtain the trade credit terms it is currently receiving, and enters into the New Facility on substantially the terms set forth in the FNBB Term Sheet, the Company believes that its available sources of cash will provide the cash necessary to fund the Company's cash requirements.

The Company utilized $1.8 million of cash for investing activities in Fiscal 1995. The $1.8 million relates primarily to capital expenditures.


DIP FINANCING

On February 17, 1995, the Company received approval from the Court for the DIP Facility with Foothill. The DIP Facility provides for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15 million of letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory. Effective October 17, 1995, the DIP Facility was amended to increase the percentage of inventory value allowed in determining the borrowing capacity. This increase in borrowing capacity was in effect for the period October 17, 1995 through December 2, 1995. Effective November 28, 1995, Foothill increased the Company's borrowing capacity from $32 million to $34 million to accommodate seasonal requirements. The additional $2 million in borrowing capacity expired December 15, 1995. As of April 10, 1996, the Company had $17.6 million of borrowings and $0.1 million letters of credit outstanding under the DIP Facility, with additional borrowing capacity of $2.5 million.

The DIP Facility provides that interest will accrue at the rate of 3% per annum in excess of the reference rate, payable monthly in arrears. The DIP Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such defaulted amount shall be 4.5% per annum in excess of the reference rate, payable on demand. At April 10, 1996, the reference rate was 8.25%.

Additionally, the Company must maintain a minimum net worth of $10.0 million (as defined in the DIP Facility to exclude, among other items, reorganization expenses, certain liabilities incurred prior to the filing, reductions in goodwill, charges for store closure and non-cash interest). The DIP Facility has been extended from its initial maturity date of May 17, 1996 and will now expire on the earlier of August 17, 1996, with provisions for two additional quarterly renewals, or the effective date of the Company's plan of reorganization.

The Company believes it may be in violation of certain covenants on or after May 3, 1996. Consequently, if the Company does not enter into the New DIP Facility on or prior to such date, it will be in default under the DIP Facility. Although, the Company believes that it would be able to obtain a waiver of any such default, there can be no assurance that the Company could obtain such waiver.

The Company and representatives of the Committees have reached a confidential agreement in principle regarding the economic terms of a Plan designed to enable the Company to emerge from Chapter 11. The Company and the Committees are discussing the timing for the filing with the Court of the Plan and the Disclosure Statement related thereto. In addition, the Company has received certain non-binding proposals regarding potential new equity and/or debt investments in the Company, which proposals are subject to customary conditions, including, in certain cases, consummation of a plan of reorganization. The Company and the representatives of the Committees are evaluating such proposals.

The Company is currently negotiating with FNBB with respect to (i) the New DIP Facility, which would replace the DIP Facility and (ii) the Exit Facility, which would replace the New DIP Facility upon the Company's emergence from Chapter 11. On April 5, 1996, the Court approved the payment by the Company of $50,000 to FNBB as a deposit in connection with the New Facilities pursuant to the FNBB Term Sheet. The consummation of each of the New Facilities is subject to final documentation satisfactory to FNBB, approval of the Court and other customary conditions, including, in the case of the Exit Facility, effectiveness of a plan of reorganization. There can be no assurances that any of such conditions will be satisfied. In addition, the following description of the New Facilities is based on currently proposed terms and there can be no assurances that such terms will not be changed in a manner adverse to the Company.

Under the currently proposed terms of the New Facilities, the Company will be able to borrow up to $32 million in revolving loans, including up to $3 million of documentary and standby letters of credit. Borrowings under the New Facilities will be subject to borrowing base limitations based upon, among other things, the value of eligible inventory.

The New Facilities will provide that interest will accrue at the rate of 1.5% per annum in excess of FNBB's alternate base rate, payable monthly in arrears, or 2.75% per annum in excess of the fully reserve adjusted eurodollar rate for interest periods of one, two and three months, payable at the end of the applicable interest period; provided, that with respect to the Exit Facility, after January 31, 1997, such rates will be subject to prospective adjustment based upon achievement of certain financial tests. The New Facilities also provide that in the event of a default in the payment of any amount due thereunder, the interest rate on such defaulted amount shall be 3% per annum in excess of FNBB's alternate base rate.

The New DIP Facility will be secured by all real and personal property of the Company and will be an allowed administrative expense claim with priority over certain other administrative expenses in the Company's Chapter 11 case. The Exit Facility will be secured by all existing and after acquired assets, properties and rights of the Company (including, without limitation, inventory, accounts receivables, general intangibles, equipment, real property and intellectual property). The New Facilities will impose limitations on the Company with respect to, among other things, (i) consolidations, mergers and sales of assets, (ii) the incurrence of liens and encumbrances, (iii) the incurrence of debt or guaranties, (iv) capital expenditures in excess of specified levels, (v) investments and dividends and
(vi) the prepayment of certain indebtedness. Additionally, under the New Facilities, the Company will be required to satisfy certain financial tests. The New DIP Facility will expire on the earlier of June 30, 1997, or the effective date of a plan of reorganization and the Exit Facility will expire two years from the closing of such facility.

OTHER

The Company has never declared or paid cash dividends on its Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements and the financial condition of the Company. The ability of the Company to pay dividends is restricted under the terms of the DIP Facility. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends during the pendency of the Company's Chapter 11 case and, based on the terms set forth in the FNBB Term Sheet will be restricted under the New Facilities.

SEASONALITY

The Company's sales are seasonal, with the Christmas Season being its strongest quarter. The table below sets forth the effect of seasonality on the Company's business for Fiscal 1995 and the comparable prior year period. Revenues by quarter in the comparable prior year period have been restated to conform with the current year presentation, after the Company's change in fiscal year to the Saturday closest to January 31.

                        1ST QTR     2ND QTR     3RD QTR    4TH QTR     TOTAL
                       ---------   ---------   ---------  ---------  ---------
                                        (dollars in thousands)
FISCAL 1995
Revenues                $36,682     $47,711     $49,802    $65,353    $199,548
% Contribution            18.4%       23.9%       24.9%      32.8%

TWELVE MONTHS ENDED
 JANUARY 28, 1995
  Revenues              $48,503     $54,994     $56,688    $71,014    $231,199
  % Contribution          21.0%       23.8%       24.5%      30.7%


INFLATION

The primary items affected by inflation include the cost of merchandise, utilities, and labor. Retail sales prices are generally set to reflect such inflationary increases, the effects of which cannot be readily determined. Management of the Company believes that inflationary factors have had a minimal effect on the Company's operations during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



   PAGE #
  --------

    21        Report of Independent Accountants


    22 Consolidated Balance Sheets - February 3, 1996, January 28, 1995 and October 29, 1994.


    23 Consolidated Statements of Operations for the 53 weeks ended February 3, 1996, Quarter ended January 28, 1995, and the 52 weeks ended October 29, 1994 and October 30, 1993.


    24 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the 53 weeks ended February 3, 1996, Quarter ended January 28, 1995, and the 52 weeks ended October 29, 1994 and October 30, 1993.


    25 Consolidated Statements of Cash Flows for the 53 weeks ended February 3, 1996, Quarter ended January 28, 1995, and the 52 weeks ended October 29, 1994 and October 30, 1993.


    27        Notes to Consolidated Financial Statements.



              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Lamonts Apparel, Inc.

We have audited the accompanying consolidated balance sheets of Lamonts Apparel, Inc. (Debtor-in-Possession) as of February 3, 1996, January 28, 1995 and October 29, 1994 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the 53 weeks ended February 3, 1996, Quarter ended January 28, 1995 and the 52 weeks ended October 29, 1994, and October 30, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lamonts Apparel, Inc. (Debtor-in-Possession) as of February 3, 1996, January 28, 1995 and October 29, 1994 and the results of its operations and its cash flows for the 53 weeks ended February 3, 1996, Quarter ended January 28, 1995 and the 52 weeks ended October 29, 1994 and October 30, 1993, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations. As discussed in Note 1 of the notes to the consolidated financial statements, on January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code. Further, as more fully described in Note 1, claims substantially in excess of amounts reflected as liabilities in the consolidated financial statements have been asserted against the Company as a result of the reorganization proceedings. The validity of these claims, as well as the amount and manner of payment of all valid claims, will ultimately be determined by the Bankruptcy Court. As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the confirmation of a Plan of Reorganization could materially change the amounts currently recorded in the consolidated financial statements. These matters raise substantial doubt about its ability to continue as a going concern and recover the carrying amounts of its assets, including the excess of cost over net assets acquired.
 Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

COOPERS & LYBRAND L.L.P.

Seattle, Washington
April 16, 1996

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                             CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                FEBRUARY 3,      JANUARY 28,      OCTOBER 29,
                                                                   1996             1995             1994
                                                            --------------   --------------   --------------
Current Assets:
  Cash                                                              $1,581           $7,972           $2,694
  Receivables, net                                                   2,458            3,050            1,994
  Inventories                                                       30,401           28,399           61,713
  Prepaid expenses and other                                         2,076            5,517            5,924
  Restricted cash                                                    1,058              532
                                                            --------------   --------------   --------------
     Total current assets                                           37,574           45,470           72,325

Property and equipment                                              42,083           51,924           54,661
Leasehold interests                                                  4,570            5,058            5,241
Excess of cost over net assets acquired                             13,278           13,639           13,730
Deferred financing costs                                             2,713            3,436            3,617
Restricted cash                                                      1,278              256            1,884
Other assets                                                           865              486            1,131
                                                            --------------   --------------   --------------
     Total assets                                                 $102,361         $120,269         $152,589
                                                            --------------   --------------   --------------
                                                            --------------   --------------   --------------
Liabilities not subject to settlement under
  reorganization proceedings:
Current liabilities:
  Borrowings under DIP Facility                                    $20,334          $                $
  Borrowings under working capital facility                                          15,838           24,593
  Accounts payable                                                   8,417            1,754           16,151
  Accrued payroll and related costs                                  2,396            2,913            4,979
  Accrued taxes                                                        821              455            1,699
  Accrued interest                                                     207              336            1,249
  Accrued store closure costs                                        3,254            2,951            3,557
  Other accrued expenses                                             4,393            5,198            8,047
  Current maturities of long term debt                                                                   796
  Current maturities of obligations under capital leases                                               1,316
                                                            --------------   --------------   --------------
     Total current liabilities                                      39,822           29,445           62,387

  Long term debt - related party                                                                      66,026
  Obligations under capital leases                                                                    14,616
  Other                                                                250                             2,000
                                                            --------------   --------------   --------------
     Total liabilities not subject to settlement under
       reorganization proceedings                                   40,072           29,445          145,029
                                                            --------------   --------------   --------------


Liabilities subject to settlement under
  reorganization proceedings:
  Related party                                                     68,414           68,414
  Other                                                             36,431           39,919
                                                            --------------   --------------   --------------
                                                                   104,845          108,333

Commitments and contingencies                               --------------   --------------   --------------

Stockholders' equity (deficit):
Common stock, $.01 par value; 40,000,000 shares
  Authorized; 17,899,549, 17,887,775 and 17,875,230
  shares issued and outstanding, respectively                          179              179              179
  Additional paid-in-capital                                        62,921           62,843           62,777
  Minimum pension liability adjustment                                (250)
  Accumulated deficit                                             (105,406)         (80,531)         (55,396)
                                                            --------------   --------------   --------------
     Total stockholders' equity (deficit)                          (42,556)         (17,509)           7,560
                                                            --------------   --------------   --------------
     Total liabilities and stockholders' equity  (deficit)        $102,361         $120,269         $152,589
                                                            --------------   --------------   --------------
                                                            --------------   --------------   --------------



      The accompanying notes are an integral part of these financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                53 WEEKS          QUARTER                52 WEEKS ENDED
                                                                 ENDED            ENDED       -------------------------------
                                                               FEBRUARY 3,      JANUARY 28,      OCTOBER 29,     OCTOBER 30,
                                                                  1996             1995             1994            1993
                                                            --------------   --------------   --------------   --------------
Revenues                                                          $199,548          $71,014         $237,922         $251,015
Cost of merchandise sold                                           131,677           60,587          163,697          157,098
                                                            --------------   --------------   --------------   --------------
  Gross profit                                                      67,871           10,427           74,225           93,917
                                                            --------------   --------------   --------------   --------------

Operating and administrative expenses                               71,372           22,400           88,520           84,176
Depreciation and amortization                                        9,232            2,666           11,441           11,164
Store closure costs                                                                                    7,200
                                                            --------------   --------------   --------------   --------------
  Operating costs                                                   80,604           25,066          107,161           95,340
                                                            --------------   --------------   --------------   --------------

Loss from operations before other income
(expense), reorganization expenses and
income tax benefit                                                 (12,733)         (14,639)         (32,936)          (1,423)

Other income (expense):
 Interest expense:
  Cash (contractual interest of $13.8
   million and $3.6 million during 1995
   and the January Quarter, respectively)                           (5,098)          (1,356)          (8,130)         (12,477)
  Non-cash                                                                           (1,670)          (3,490)
 Other income (expense)                                                196               29             (369)              29
                                                            --------------   --------------   --------------   --------------

Loss from operations before
 reorganization expenses and
 income tax benefit                                                (17,635)         (17,636)         (44,925)         (13,871)

Reorganization expenses                                              7,240            7,499
                                                            --------------   --------------   --------------   --------------

Loss before income tax benefit                                     (24,875)         (25,135)         (44,925)         (13,871)

Income tax benefit                                                                                      (400)          (3,000)
                                                            --------------   --------------   --------------   --------------

Net loss                                                          ($24,875)        ($25,135)        ($44,525)        ($10,871)
                                                            --------------   --------------   --------------   --------------
                                                            --------------   --------------   --------------   --------------



Net loss per common share                                           ($1.39)          ($1.41)          ($3.05)          ($1.22)
                                                            --------------   --------------   --------------   --------------
                                                            --------------   --------------   --------------   --------------


      The accompanying notes are an integral part of these financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (DOLLARS IN THOUSANDS)



                                                                                                   Minimum
                                                                                 Additional        pension
                                                Preferred         Common          paid-in         liability       Accumulated
                                                  stock            stock          capital         adjustment        deficit
                                             ------------     ------------     ------------     ------------     ------------
Balance, October 31, 1992                              $0             $89          $46,684                $0               $0

     Net loss for the 52 weeks
      ended October 30, 1993                                                                                          (10,871)

     Compensation expense related
      to  stock option plan                                                             306
                                             ------------     ------------     ------------     ------------     ------------

Balance, October 30, 1993                                               89           46,990                           (10,871)

     Net loss for the 52 weeks
      ended October 29, 1994                                                                                          (44,525)

     Issuance of Series A Preferred
      stock pursuant to the Infusion,
      net of issuance cost                             45                            12,990

     Conversion of Series A Preferred
      Stock into Common Stock                         (45)              89              (44)

     Options exercised                                                   1

     Issuance of warrants                                                             2,205

     Compensation expense related
      to stock option plan                                                              636
                                             ------------     ------------     ------------     ------------     ------------

Balance, October 29, 1994                                              179           62,777                           (55,396)

     Net loss for the quarter
      ended January 28, 1995                                                                                          (25,135)

     Compensation expense related
      to stock option plan                                                               66
                                             ------------     ------------     ------------     ------------     ------------

Balance, January 28, 1995                                              179           62,843                           (80,531)

     Net loss for the 53 weeks
      ended February 3, 1996                                                                                          (24,875)

     Compensation expense related
      to stock option plan                                                               78

     Minimum pension liability adjustment                                                               (250)
                                             ------------     ------------     ------------     ------------     ------------

Balance, February 3, 1996                              $0             $179          $62,921            ($250)       ($105,406)
                                             ------------     ------------     ------------     ------------     ------------
                                             ------------     ------------     ------------     ------------     ------------


      The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  53 WEEKS       QUARTER                    52 WEEKS ENDED
                                                                   ENDED          ENDED        ------------------------------------
                                                                 FEBRUARY 3,    JANUARY 28,         OCTOBER 29,         OCTOBER 30,
                                                                    1996          1995                1994                 1993
                                                                 -----------    ----------     ------------------------------------
Cash flows from operating activities:
Net loss                                                           ($24,875)      ($25,135)           ($44,525)           ($10,871)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities before reorganization items:
    Depreciation and amortization                                     9,232          2,666              11,441              11,164
    Store closure costs charged to operations                                                            6,129
    Non-cash interest, including interest paid-in-kind and
      amortization of debt discount                                                  1,670               3,490
    Income taxes                                                                                          (400)             (3,000)
    Stock option expense                                                 78             66                 636                 306
Net realizable value adjustment to inventory                            500                             10,000
Increase in long term restricted cash                                (1,022)
Other                                                                (1,425)          (950)                473                (388)
Net change in current assets and liabilities                          4,895         31,186               7,342               3,706
Reorganization expenses                                               7,240          7,499
                                                                  ---------      ---------           ---------           ---------
Net cash provided (used) by operating activities before
  reorganization expenses                                            (5,377)        17,002              (5,414)                917

Operating cash flows used by reorganization items:
  Payment for professional fees or other expenses
    related to the Chapter 11 proceedings                            (2,475)        (1,872)
                                                                  ---------      ---------           ---------           ---------

  Net cash provided (used) by operating activities                   (7,852)        15,130              (5,414)                917
                                                                  ---------      ---------           ---------          ----------
Cash flows from investing activities:
  Capital expenditures                                               (1,343)          (694)             (3,889)             (6,522)
  Proceeds from escrow                                                                                                         500
  Other                                                                (448)            (3)                228                   8
                                                                  ---------      ---------           ---------          ----------

Net cash used by investing activities                                (1,791)          (697)             (3,661)             (6,014)
                                                                  ---------      ---------           ---------           ---------

Cash flows from financing activities:
  Pre-petition borrowings under working capital facility                            26,667             194,768              72,850
  Pre-petition payments under working capital facility                             (35,422)           (183,875)            (64,950)
  Post-petition borrowings under working capital facility           244,178
  Post-petition payments under working capital facility            (239,682)
  Principal payments on obligations under capital leases             (1,183)          (373)             (1,484)             (1,331)
  Payments of financing costs                                                                             (805)             (1,495)
  Proceeds from sale of preferred stock                                                                 13,399
  Payment of long term debt                                                                            (13,000)
  Other                                                                 (61)           (27)               (159)               (140)
                                                                  ---------     ----------          ----------           ---------
Net cash provided (used) by financing activities                      3,252         (9,155)              8,844               4,934
                                                                  ---------      ---------          ----------           ---------


Net increase (decrease) in cash                                      (6,391)         5,278                (231)               (163)
Cash, beginning of period                                             7,972          2,694               2,925               3,088
                                                                  ---------      ---------           ---------           ---------

Cash, end of period                                                  $1,581         $7,972              $2,694              $2,925
                                                                  ---------      ---------           ---------           ---------
                                                                  ---------      ---------           ---------           ---------

    The accompanying notes are an integral part of these financial statements

                                     LAMONTS APPAREL, INC.
                                    (DEBTOR-IN-POSSESSION)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (DOLLARS IN THOUSANDS)

                                                             53 WEEKS                                    52 WEEKS ENDED
                                                              ENDED             QUARTER ENDED       -------------------------
                                                            FEBRUARY 3,          JANUARY 28,        OCTOBER 29,   OCTOBER 30,
                                                               1996                 1995               1994          1993
                                                            -----------         -------------       -------------------------
Reconciliation of net change in
  current assets and liabilities

(Increase) decrease in accounts receivable                      $692               ($1,056)             $1,144          ($423)
(Increase) decrease in inventory (excluding adjustment
 for net realizable value)                                    (2,692)               32,400               9,895          2,912
(Increase) decrease in prepaid expenses                        2,018                   992                (907)         2,318
Increase (decrease) in accounts payable                        6,663                (3,245)             (1,012)        (4,718)
Increase (decrease) in accrued interest                         (103)                 (666)             (3,982)         4,349
Increase (decrease) in other accrued expenses                 (1,683)                2,761               2,149           (466)
(Increase) decrease in other working capital                                                                55           (266)
                                                             -------              --------             -------        -------
                                                              $4,895               $31,186              $7,342         $3,706
                                                             -------               -------             -------        -------
                                                             -------               -------             -------        -------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash interest payments made                                   $5,201                $1,401             $12,178         $8,129
Non-cash transactions:
  Issuance of debt in payment of interest                                                                4,026
  Issuance of warrants                                                                                   2,205
  Conversion of Series A Preferred Stock
   into Common Stock                                                                                        89


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996


NOTE 1 - CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company" or "Lamonts") filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders ("the Committees") have reached a confidential agreement in principle regarding the economic terms of a consensual Plan of Reorganization designed to enable the Company to emerge from Chapter 11 (the "Plan"). The Company and the Committees are discussing the timing for the filing with the Court of the Plan and the Disclosure Statement related thereto. In addition, the Company has received certain non-binding proposals regarding potential new equity and/or debt investments in the Company, which proposals are subject to customary conditions, including, in certain cases, consummation of a plan of reorganization. The Company and the representatives of the Committees are evaluating such proposals. After a consensual plan of reorganization is completed, it will be sent, with a Disclosure Statement approved by the Court, after notice and hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of a plan of reorganization by creditors and equity security holders, the Court, at a noticed hearing, will consider whether to confirm a plan of reorganization. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Court.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis of accounting and, for the periods subsequent to the bankruptcy filing, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. Recurring losses from operations and the matters discussed herein related to the bankruptcy filing raise substantial doubt about the Company's ability to continue on a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the ability to comply with its debtor-in-possession financing agreement, (ii) confirmation of a Plan under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

As of the Petition Date, payment of pre-petition liabilities to unsecured creditors, including trade creditors and noteholders, and pending litigation against the Company are generally stayed while the Company continues its business operations as a debtor-in-possession. In a Chapter 11 reorganization plan, the rights of the creditors may be significantly altered. Creditors may receive substantially less than the full face amount of claims. Certain creditors have filed claims with the Court substantially in excess of amounts reflected in the Company's financial statements. The Company continues to analyze and reconcile the claims filed by creditors with the Company's financial records, but believes it has made appropriate provision for all claims filed. However, no estimate of the amount of adjustments, if any, from recorded amounts, to amounts to be realized by creditors, is available at this time. These liabilities are included in the balance sheet as "liabilities subject to settlement under reorganization proceedings."

As a result of the Company's Chapter 11 filing, the Company is currently in default under the indentures governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and the 13-1/2% Senior Subordinated Notes which were due February 1995 (the "13-1/2% Notes"). As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case, and these liabilities have been included in the balance sheet as "liabilities subject to settlement under reorganization proceedings." (Also see Note 3)

Pre-petition liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):

                                                              FEBRUARY 3,                     JANUARY 28,
                                                                 1996                            1995
                                                          ------------------              ------------------
Accounts payable and accrued liabilities                           $23,511                         $23,714
Capital lease obligations                                           12,321                          15,560
10-1/4% Notes (including pre-petition accrued interest)             67,576                          67,576
13-1/2% Notes (including pre-petition accrued interest)                838                             838
Notes payable                                                          599                             645
                                                          ------------------              ------------------
                                                                  $104,845                        $108,333
                                                          ------------------              ------------------
                                                          ------------------              ------------------

In accordance with the Bankruptcy Code, the Company can seek Court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for breach of contract. In connection with the Company's Chapter 11 proceedings, a review is being undertaken of all of the Company's obligations under its executory contracts. As of March 31, 1996, the Company has rejected nine real property leases and certain executory contracts and assumed six leases (with certain conditions and limitations).

As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements, including amounts recorded for the excess of cost over net assets acquired.
The accompanying financial statements do not include any adjustments that might result from the outcome of these matters or adjustments that might result should the Company be unable to continue as a going concern.
Generally if a debtor-in-possession is unable to emerge from Chapter 11, such debtor-in-possession could be required to liquidate its assets.



Costs associated with the reorganization of the Company are charged to expense as incurred. Under the requirements of the Chapter 11 filing, the Company is required to pay certain expenses of the unsecured trade creditors, bondholders, and equityholders Committees.

The amounts charged to reorganization expense by the Company are as follows
(dollars in thousands):

                                                                 Fiscal                        January
                                                                  1995                         Quarter
                                                          ------------------              ------------------
Write-off of property & equipment,
 net of obligations under capital leases                            $2,362                       $1,330
Professional Fees                                                    2,479                          699
Lease Related Costs                                                    925                        3,400
Payroll Related Costs                                                  411                          728
Other                                                                1,063                        1,342
                                                          ------------------              ------------------
                                                                    $7,240                       $7,499
                                                          ------------------              ------------------
                                                          ------------------              ------------------


NOTE 2 - CONSOLIDATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. All subsidiaries of the Company are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation.

The Company is a Northwest based regional retailer of moderately priced casual apparel. The Company has positioned itself as a focused specialty retailer with emphasis on casual wear and high quality branded products, including denim.

NOTE 3 - BACKGROUND

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

Pursuant to the Recapitalization, the Company issued an aggregate of $75.0 million in principal amount of its 10-1/4% Notes and issued 8,080,734 shares of its common stock, par value $.01 per share (the "Common Stock"), in exchange for $138.6 million, after original issue discount, of outstanding debt and the transfer of a $2.0 million promissory note held by the Company to one of its debtholders. In addition, the Company's 9-1/2% Convertible Exchangeable Preferred Stock, par value $15 per share (the "Old Preferred Stock"), was converted into 622,600 shares of Common Stock. After the Recapitalization, approximately $796,000 in principal amount of the Company's 13-1/2% Notes also remained outstanding. As a result of the Recapitalization, the holders of Common Stock prior to the Recapitalization held 2.09% of the Common Stock outstanding immediately following the Recapitalization. The Recapitalization was reported as a complete reorganization at October 30, 1992. Purchase accounting was applied in accordance with the provisions of Accounting Principles Board Opinion No. 16. Accordingly, at October 30, 1992, all assets and liabilities were re-valued at their estimated current fair market value and the excess of purchase price over the fair market value of the net assets acquired was allocated to excess of cost over net assets acquired.

In December 1993, the Company completed a capital infusion and debt reduction plan (the "Infusion") pursuant to which it received approximately $13.4 million from the issuance of 4,466,206 shares of its Series A Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), which, together with cash flow from operations was used to repurchase $13.0 million aggregate principal amount of the 10-1/4% Notes, at par, together with accrued interest through the repurchase date. Each share of the Series A Preferred Stock automatically converted into two shares of Common Stock on March 14, 1994, concurrent with the effective date of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15 million to 40 million shares. In connection with this transaction, the terms of the 10-1/4% Notes that remained outstanding were amended to, among other things, prospectively reduce the interest rate thereof from 11-1/2% (the original rate at issuance) to 10-1/4%.

On June 10, 1994, the Company further amended the terms of the 10-1/4% Notes to
(i) modify the minimum net worth covenant to exclude store closure costs and
(ii) provide that interest payments due on the 10-1/4% Notes through November 1, 1995 could be paid, at the Company's option, either in cash, at a rate of 12% per annum, or in additional 10-1/4% Notes, at a rate of 13% per annum ("PIK Interest"). In accordance with the amendment, the Company elected to issue additional 10-1/4% Notes at the PIK Interest rate of 13% for the November 1, 1994 interest payment. Interest continued to accrue on the 10-1/4% Notes until the date of filing of the Company's Chapter 11 case.

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option to exchange the 10-1/4% Notes for shares of Common Stock representing approximately 70% of the Common Stock outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. The Company could have exercised its option to exchange the 10-1/4% Notes on or prior to March 31 1995. However, on March 27, 1995, the Company received an extension from the holders of the 10-1/4% Notes to extend indefinitely, the time in which the Company may exercise its option to require the holders to exchange their 10-1/4% Notes; provided, however, that a majority of the holders of the 10-1/4% Notes may terminate such extension upon 60 days notice to the Company.

The $75.0 million principal amount of 10-1/4% Notes were issued in connection with the Recapitalization pursuant to the Note Indenture dated October 30, 1992 between the Company and First Trust National Association, as trustee (the "Indenture"). The Indenture initially provided for semi-annual interest payments on May 1 and November 1 of each year at 11-1/2% per annum. Subject to certain exceptions, no principal payments would be due with respect to the 10-1/4% Notes until the maturity thereof on November 1, 1999. The 10-1/4% Notes Indenture contains, among other things, covenants that (i) limit the Company's ability to make payments on its stock, to make certain investments or to make payments in respect of subordinated indebtedness, (ii) limit the Company's ability to enter into transactions with affiliates, (iii) limit the Company's ability to incur additional indebtedness, (iv) require the Company to repurchase a portion of the 10-1/4% Notes if it fails to maintain a minimum net worth,
(v) limit the Company's ability to create or permit payment restrictions affecting its subsidiaries, (vi) prohibit the Company from creating, incurring, assuming or suffering to exist any liens upon its assets other than usual and customary permitted liens and liens in favor of a working capital lender,
(vii) require the Company to apply 100% of all net asset sale proceeds to investment in assets directly related to the business of the Company and its subsidiaries, to repay letter of credit or working capital indebtedness or to repurchase the 10-1/4% Notes, (viii) require the Company to offer to purchase all of the 10-1/4% Notes in the event of a post-Recapitalization change of control and (ix) limit the Company's ability to invest in unrestricted subsidiaries.

As a result of the Company's Chapter 11 filing, the Company is currently in default on all its funded debt, except for the borrowings under the working capital facility with Foothill in effect prior to the Petition Date. The Company has not accrued interest on this indebtedness since the date of filing. The 13-1/2% Notes were due February 15, 1995.

NOTE 4 - SUMMARY OF ACCOUNTING POLICIES

CHANGE IN YEAR END

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the accompanying financial statements include the results of operations of the Company for the 53 week period ended February 3, 1996 ("Fiscal 1995"), and the quarter ended January 28, 1995, the "January Quarter"). The preceding fiscal years are comprised of the 52 weeks ended October 29, 1994 ("Fiscal 1994") and October 30, 1993 ("Fiscal 1993").

INVENTORIES

Inventories are valued at the lower of cost (using the retail last-in, first-out ("LIFO") method) or net realizable value. At October 30, 1992, as a result of the Recapitalization, the purchase price allocated to merchandise inventories was computed based on the estimated selling prices of such merchandise less the costs of disposal and a profit for the selling effort. As a result of purchase accounting and the use of the LIFO method (the "Step-up"), the carrying value of the Company's inventories at February 3, 1996, January 28, 1995 and October 29, 1994 exceeded the weighted average cost of inventories by $2.1 million (net of a reserve of $0.5 million), $2.6 million and $5.5 million (net of a reserve of $10.0 million), respectively. The reserves were provided to reduce the Step-up to net realizable value.

During Fiscal 1995 and the January Quarter reductions in inventory quanities resulted in the elimination of LIFO inventory layers which were carried at higher costs (including the Step-up) as compared with the cost of merchandise purchased in Fiscal 1995 and the January Quarter. The effect of these reductions increased cost of merchandise sold by $0.04 million and $3.2 million ($0.18 per share) in Fiscal 1995 and the January Quarter,
respectively.                                        29

PRE-OPENING EXPENSES

Certain costs incurred in connection with the opening of new stores are capitalized and amortized on a straight-line basis over twelve months commencing the month following the store opening.

RESTRICTED CASH

Current restricted cash includes amounts deposited in restricted operating accounts for the purpose of ensuring payment of employee payroll, utilities, and certain taxes, including retail sales tax. The Company chose this option while operating as a debtor-in-possession and will close the accounts at the time of
emergence from Chapter 11.   Noncurrent restricted cash represents amounts held
as a deposit by the Company's buying service for the annual usage of international letters of credit, as well as deposits for workers' compensation.

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

LEASEHOLD INTERESTS

In connection with the Recapitalization and the application of purchase accounting, the excess of the fair rental value of leased facilities under operating leases over the respective contractual rents has been recorded as an asset at its discounted net present value and is amortized on a straight-line basis over the respective remaining lease terms. The accumulated amortization of leasehold interests was $1.4 million, $1.3 million, and $1.1 million, at February 3, 1996, January 28, 1995, and October 29, 1994, respectively.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The Company evaluates the recoverability of the carrying amount of the excess of cost over net assets acquired by estimating future cash flows from operations. Management believes that after giving effect to its reorganization efforts and the filing of the Company's Chapter 11 case, the Company should generate cash flows from operations in the future sufficient to support this asset. However, because of the uncertainty surrounding the results of the Company's Chapter 11 filing, there can be no assurance that such results will occur.

The excess of cost over the fair market value of net assets acquired pursuant to the Recapitalization is being amortized on a straight-line basis over 40 years. Accumulated amortization approximated $1.2 million, $0.8 million and $0.7 million at February 3, 1996, January 28, 1995 and October 29, 1994, respectively.


DEFERRED FINANCING COSTS

Costs incurred in connection with the issuance of the Company's debt are amortized using the effective interest method over the term of the related indebtedness. In connection with an amendment to the 10-1/4% Notes in June 1994, the Company issued Warrants (the "1994 Warrants") initially to purchase up to an aggregate of approximately 2.0 million shares of Common Stock to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. The issuance of the 1994 Warrants resulted in an increase of $2.2 million in deferred financing costs and additional paid-in capital. The accumulated amortization of deferred financing costs approximated $2.1 million, $1.4 million and $1.2 million at February 3, 1996, January 28, 1995 and October 29, 1994, respectively.

ADVERTISING COSTS

The Company expenses the production costs of advertising as incurred. Advertising expense was $12.6 million, $3.8 million, $15.0 million and $13.9 million during Fiscal 1995, the January Quarter, Fiscal 1994 and Fiscal 1993, respectively.

CASH EQUIVALENTS

The Company considers all short term investments with maturities of three months or less when purchased to be cash equivalents. Under the terms of the DIP Facility (see Note 8), all cash from the sale of inventory collected by the Company is paid to the lender and applied to the outstanding balance.

OTHER

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of Statement No. 121 is required in the Company's Fiscal Year ending February 1, 1997. Based on estimates by management as of February 3, 1996, subject to the outcome of issues discussed in Note 1 , the impact of the adoption of this standard is not expected to be material to the financial position, results of operations, or liquidity of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.


NOTE 5 - NET LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding. The common stock equivalents, represented by stock options, warrants and Series A Preferred Stock (outstanding from December 1, 1993 to March 13, 1994) were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion would be anti-dilutive. The weighted average number of shares outstanding was 17,893,675, 17,883,135, 14,583,038 and 8,917,624 for 1995, the January Quarter, 1994, and 1993,
respectively.

Fully diluted earnings per share are not presented as the effect of assuming common stock equivalents exercise or conversion would be anti-dilutive.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment comprise the following (dollars in thousands):


                                          FEBRUARY 3,  JANUARY 28,  OCTOBER 29,
                                             1996         1995         1994
                                          -----------  -----------  -----------
Land                                          $1,412       $1,412       $1,412

Buildings under capital leases                15,073       18,018       18,033

Buildings and improvements                     7,594        7,594        7,594

Leasehold improvements                        17,953       19,498       20,789

Furniture, fixtures, and equipment            16,608       17,781       17,701

Deferred software costs                        6,484        5,897        5,706
                                          -----------  -----------  -----------
                                              65,124       70,200       71,235
Less accumulated depreciation and
 amortization                                (23,041)     (18,276)     (16,574)
                                          -----------  -----------  -----------
                                             $42,083      $51,924      $54,661
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

Accumulated amortization for buildings under capital leases was $4.6 million, $4.1 million and $3.6 million at February 3, 1996, January 28, 1995, and October 29, 1994, respectively.

In March 1996 the Company closed a store in Eugene, Oregon. The Company owns the building subject to a ground lease and is currently attempting to market the building for sale. The net book value of the building and improvements totaled $2.2 million at February 3, 1996. (See Note 9.)

The Company entered into a sale-leaseback transaction involving the sale of land and building in February 1996 (see Note 16, Subsequent Events).


NOTE 7 - LEASES

The Company leases all of its stores (except one which is subject to a ground lease), some of its equipment and its office facility. Generally, store leases provide for minimum rentals (which, in some cases, include payment of taxes and insurance) and contingent rentals (based upon a percentage of sales in excess of a stipulated minimum). The majority of lease agreements cover periods from 20 to 30 years, including three to six renewal options of five years each.

Operating lease rental expense is summarized as follows (dollars in thousands):


                         FISCAL       JANUARY      FISCAL         FISCAL
                          1995        QUARTER       1994           1993
                        --------     ---------    --------       --------
Minimum rentals           $7,300        $2,265      $9,258        $9,313
Contingent rentals           496           217         670           567
Sublease rentals            (803)         (214)       (710)         (684)
                        --------     ---------    --------       -------
                          $6,993        $2,268      $9,218        $9,196
                        --------     ---------    --------       -------
                        --------     ---------    --------       -------



The Company had capital lease contingent rental expense of approximately $0.1 million and received sublease rentals of approximately $0.4 million during each of Fiscal 1995, Fiscal 1994, and Fiscal 1993. During the January Quarter, the Company had contingent capital lease rental expense of $0.1 million and received $0.2 million in sublease rentals. Capital lease interest expense was $2.0 million, $0.6 million, $2.7 million and $2.9 million during Fiscal 1995, the January Quarter, Fiscal 1994 and Fiscal 1993, respectively.

In September 1995, in connection with the Company's Chapter 11 case, the Company negotiated a rental concession with one of its landlords in the Alaska market. The lease agreement was amended to reduce monthly payments from September 1995 through August 2001. The concession has been reflected in the tables below.

Future minimum rental payments as of February 3, 1996 under capital and operating leases, excluding amounts related to contracts which have been rejected by the Company in connection with the Company's Chapter 11 filing, are summarized as follows (dollars in thousands):


                                               CAPITAL           OPERATING
                                               LEASES              LEASES
                                              ---------         -----------
For the fiscal years ending:
                          1996                  $2,612              $7,271
                          1997                   2,612               6,830
                          1998                   2,612               6,767
                          1999                   2,613               6,538
                          2000                   2,481               5,759
                    Thereafter                  11,448              34,880
                                              --------          ----------
Total minimum rental payments                   24,378             $68,045
                                                                ----------
                                                                ----------
Less estimated executory costs
  (primarily taxes and insurance)                 (115)
Less amounts representing interest             (11,942)
                                              --------
Present value of obligations                   $12,321
                                              --------
                                              --------


In addition, the Company guarantees an operating lease, expiring February 1998 with one option to renew the lease for a term of three years, of a third party which operates a distribution center for the Company. At February 3, 1996, annual future minimum rentals of the operating lease relating to the distribution center are approximately $0.3 million per year.

In May 1996, the Company will be relocating its corporate office to Kirkland, WA. The new operating lease, which expires in May 2006, requires annual payments of approximately $0.4 million.

NOTE 8 - DEBT

WORKING CAPITAL FACILITY

In January 1994, the Company replaced its existing working capital facility with a new loan and security agreement with an asset-based lender, Foothill Capital Group ("Foothill"). The new facility was amended on June 27, 1994 to, among other things, (i) modify the minimum net worth covenant to exclude from the calculation of net worth write-offs made and costs incurred in connection with the closing of stores and (ii) change the Company's borrowing capacity in each calendar year to $25.0 million from January through September and $28.0 million from October through December. An additional amendment, which was effective October 18, 1994, increased the borrowing capacity to $31 million from October 1994 to December 1994. Amounts borrowed bore interest payable monthly at 1.75%, increased to 2.25% on June 21, 1994, above the reference rate (the base rate charged by major money center banks) with a minimum of 7.50% per annum. At October 29, 1994, the Company had $24.6 million of borrowings and $2.4 million of letters of credit outstanding under the facility, with additional borrowing capacity of $4.0 million.

On February 17, 1995, the Company received approval from the Court for a loan and security agreement (the "DIP Facility") with Foothill. The DIP Facility provides for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15 million of letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory. Effective October 17, 1995, the DIP Facility was amended to increase the percentage of inventory value allowed in the borrowing capacity from 60% to 70%. This increase in borrowing base was in effect for the period October 17, 1995 through December 2, 1995. Effective November 28, 1995, Foothill increased the Company's borrowing capacity from $32 million to $34 million to accommodate seasonal requirements. The additional $2 million in borrowing capacity expired December 15, 1995. At February 3, 1996, the Company had $20.3 million of borrowings and $0.1 million letters of credit outstanding under the DIP Facility, with additional borrowing capacity of $1.8 million.

The DIP Facility provides that interest will accrue at the rate of 3% per annum in excess of the reference rate, payable monthly in arrears. The DIP Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such defaulted amount shall be 4.5% per annum in excess of the reference rate, payable on demand. At February 3, 1996, the reference rate was 8.25%.

The Company paid Foothill $80,000 upon the closing of the DIP Facility in February 1995 and the additional closing fees totalling $240,000, all of which has been paid as of March 31, 1996. Fees payable under the DIP Facility consist primarily of monthly payments equal to 1/2% of the average unused borrowing capacity and quarterly payments equal to 1/4% of the borrowing capacity for each quarterly renewal period.

The obligations of the Company under the DIP Facility are collateralized by, among other things, inventory and certain real property. The DIP Facility imposes limitations on the Company with respect to, among other things, (i) the creation of incurrence of liens, (ii) consolidations, mergers and sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) capital expenditures in excess of specified levels, (v) the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates. Additionally, the Company must maintain a minimum net worth of $10.0 million (as defined in the DIP Facility to exclude, among other items, reorganization expenses, certain liabilities incurred prior to the Company's filing, reductions in goodwill, charges for store closure and non-cash interest).

The DIP Facility has been extended from its initial maturity date of May 17, 1996 and will now expire on the earlier of August 17, 1996, with provisions for two additional quarterly renewals, or the effective date of the Company's plan of reorganization.

The Company believes it may be in violation of certain convenants on or after May 3, 1996. Consequently, if the Company does not enter into the New DIP Facility on or prior to such date, it will be in default under the DIP Facility. Although, the Company believes that it would be able to obtain a waiver of any such default, there can be no assurances that the Company could obtain such waiver.

The Company is currently negotiating with the First National Bank of Boston ("FNBB") with respect to (i) a debtor-in-possession credit facility (the "NEW DIP Facility"), which would replace the DIP Facility and (ii) an exit facility (the "Exit Facility" and, together with the New DIP Facility, the "New Facilities"), which would replace the New DIP Facility upon the Company's emergence from Chapter 11. On April, 5, 1996, the Court approved the payment by the Company of $50,000 to FNBB as a deposit in connection with the New Facilities pursuant to a Term Sheet dated April 3, 1996 (the "FNBB Term Sheet") provided to the Company by FNBB. The consummation of each of the New Facilities is subject to final documentation satisfactory to FNBB, approval of the Court and other customary conditions, including, in the case of the Exit Facility, effectiveness of a plan of reorganization. There can be no assurances that any of such conditions will be satisfied.

Under the currently proposed terms of the New Facilities, fees payable under the New Facilities consist primarily of monthly payments equal to 1/2% of the average unused borrowing capacity under the New Facilities; provided, that with respect to the Exit Facility, after January 31, 1997, such rates will be subject to prospective adjustments based upon achievement of certain financial tests. In addition, the Company shall pay a New DIP Facility Fee each month equal to 1/8 of 1.0% of the total New DIP Facility and an Exit Facility Fee equal to 1.75% of the total Exit Facility payable in two installments. Fees payable with respect to letters of credit shall be 1.75% per annum of the maximum amount available to be drawn thereunder.

NOTE 9 - STORE CLOSURE COSTS

In July 1994, the Company determined that three of its Portland, Oregon stores and five Lamonts For Kids children's stores should be closed because of poor performance. These stores represented approximately 8.1% of the Company's 1994 revenues. All store closures occurred by January 31, 1995, and a $7.2 million charge against operations for these costs was recorded at October 29, 1994. In connection with its operational restructuring, the Company received permission from the Court to close six additional underperforming stores in early 1995. A charge to reorganization expense of $2.2 million was recorded in the January Quarter. In January 1996, the Company received permission from the Court to close an underperforming store located in Eugene, Oregon, and the Company conducted going out of business sales at this store through March 1996. The Company owns the building in Eugene subject to a ground lease and is currently attempting to market the building. If a purchaser is not located, ownership of the building will revert to the owner of the underlying land. The write off of the net book value of the building and leasehold improvements is included in the $3.0 million charge to reorganization expense recorded in Fiscal 1995 in connection with the closure of the Eugene store. Store closure costs for Fiscal 1995, the January Quarter and Fiscal 1994 are as follows (dollars in thousands):


                                               STORE CLOSURE COSTS
                                    -------------------------------------------
                                       FISCAL           JANUARY         FISCAL
                                        1995            QUARTER          1994
                                    ------------      ------------   ----------
Write-off of property and equipment,
  net of obligations under capital
  leases                                  $2,362           $1,330        $2,972
Adjustments to inventory carrying
  values                                     450              400         1,748
Estimated operating losses through
  the dates of closure                                                    1,357
Employee severance                            75              190           288
Other                                        163              280           835
                                    ------------      -----------    ----------
                                          $3,050           $2,200        $7,200
                                    ------------      -----------    ----------
                                    ------------      -----------    ----------
Amounts charged to reserve                $3,247           $2,806        $3,843
                                    ------------      -----------    ----------
                                    ------------      -----------    ----------


Revenues associated with the closed stores totaled $3.9 million, $8.8 million and $34.8 million in Fiscal 1995, the January Quarter and Fiscal 1994, respectively. Operating losses, excluding allocation of corporate expenses, interest and reorganization expenses, incurred from these stores were $0.8 million, $2.1 million and $5.4 million in Fiscal 1995, the January Quarter and Fiscal 1994, respectively.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, deferred tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities using applicable enacted tax rates.

The income tax benefit from operations is comprised of the following (dollars in thousands):


                                     FISCAL 1994     FISCAL 1993
                                    -------------   ---------------
Current                                ($400)
Deferred                                              ($3,000)
                                    -------------   ---------------
                                       ($400)         ($3,000)
                                    -------------   ---------------
                                    -------------   ---------------



The Company has recorded a valuation Allowance against net deferred tax assets as the Company could not conclude that it was more likely than not that the tax benefits from temporary differences and net operating loss carryforwards would be realized.

The differences between the Company's effective income tax rate and the Federal statutory rate for 1994 and 1993 are summarized as follows:

                                     FISCAL 1994     FISCAL 1993
                                    -------------   ---------------
Expected benefit                      (34.0%)          (34.0%)
Effect of current year
  net operating loss                   34.0%            13.1%
Adjustment to tax
  provision                            (0.9%)
Other                                                   (0.7%)
                                    -------------   ---------------
                                       (0.9%)          (21.6%)
                                    -------------   ---------------
                                    -------------   ---------------


Significant components of the Company's deferred income tax assets and liabilities are as follows (dollars in thousands):


                                          FEBRUARY 3,  JANUARY 28,  OCTOBER 29,
                                              1996        1995         1994
                                          -----------  -----------  -----------
Deferred income tax assets:
    Net operating loss carryovers            $30,835      $24,192      $17,650

    Accrued payroll and related costs            948        1,074        1,094
    Leasehold interests                        2,652        2,630        2,620
    Store closure expenses                     3,821        2,856        2,363
    Other                                      1,883        1,623          549
    Valuation allowance                      (38,707)     (30,395)     (22,198)
                                          -----------  -----------  -----------
Total deferred income tax assets               1,432        1,980        2,078
                                          -----------  -----------  -----------
Deferred income tax liabilities:
    Inventory                                   (454)        (644)      (1,282)
    Property and equipment                      (978)      (1,336)        (796)
                                          -----------  -----------  -----------
Total deferred income tax liabilities         (1,432)      (1,980)      (2,078)
                                          -----------  -----------  -----------
Net deferred income taxes                         $0           $0           $0
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------


Pursuant to the Recapitalization, the Company recorded a $3.0 million deferred tax liability as a result of the difference between the net book basis and the net tax basis of the Company's assets and liabilities as of the Recapitalization date. These "temporary differences" will result in the recognition of revenue and expense in different periods for tax and financial statement purposes. The temporary differences at the recapitalization date had no effect on the tax benefit for Fiscal 1994. The temporary differences for Fiscal 1993 resulted in a tax benefit as follows (dollars in thousands):


                                         FISCAL 1993
                                         -------------
Difference due to inventory methods            ($347)
Proceeds from escrow                            (170)
Capital leases                                  (225)
Vacation accrual                                 (35)
Difference due to depreciation methods          (148)
Net operating loss                            (2,115)
Other                                             40
                                         -------------
                                             ($3,000)
                                         -------------
                                         -------------

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

As of February 3, 1996, the Company had $90.7 million and $78.9 million of regular tax and alternative minimum tax net operating losses, respectively, which are available to offset future income, expiring in years beginning in 2005. Possible restructuring of the Company and cancellation of indebtedness resulting from the reorganization of the Company under Chapter 11 could further impact the Company's ability to utilize its net operating loss carryforwards.

The Company's Federal income tax returns for Fiscal years 1988, 1989 and 1990 were examined by the IRS. An agreement, which was reviewed and accepted by the Joint Committee of Taxation was reached with the IRS, whereby the Company was given notice to pay the IRS approximately $504,000 for additional taxes and interest. This amount is included in the balance sheet as liabilities subject to settlement under reorganization proceedings. As a result of reaching this agreement, the Company reduced its previously established accrued liability for taxes and interest for this examination by approximately $1.0 million during 1994. The IRS also completed its examinations of the Company's Federal income tax returns for fiscal years 1991 and 1992, which resulted in no additional tax due.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments", the following assumptions were used by management of the Company in estimating its fair value disclosures for the Company's financial instruments:

CASH

The carrying amount for cash approximates fair value because of the short maturity of amounts therein.

WORKING CAPITAL FACILITY

The carrying value of borrowings under the DIP Facility approximates market value as the interest rate is variable.

LETTERS OF CREDIT

At February 3, 1996, the Company had $0.1 million outstanding under trade and stand-by letters of credit as discussed in Note 8. The contract amount of the letters of credit is a reasonable estimate of their fair market value as the value of each is fixed over the life of the commitment.

LONG TERM DEBT INCLUDED IN LIABILITIES SUBJECT TO COMPROMISE

Management believes the carrying amount the Company's 10-1/4% Notes and the 13-1/2% Notes is in excess of fair value based on the Company's Chapter 11 filing. Until a plan of reorganization is approved by the Court, a fair value can not be readily determined.

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER

The Company was a defendant in a lawsuit originally brought as a class action in state court in Anchorage, Alaska on September 18, 1992. Plaintiffs alleged that certain employees in the State of Alaska were not exempt from overtime pay requirements under the Alaska Wage and Hour Act and thus have worked hours for which they had not been compensated. The complaint sought back wages, liquidated damages, attorneys fees and costs. Subsequent to the Petition Date, the plaintiffs filed a proof of claim in the Court asserting the same claims.
On October 27, 1995, following a hearing before the Court, an order was entered granting the Company's objection to and precluding the Class Action claim. The balance of the claim by two individuals has been settled in an amount not material to the Company.

The Company is also involved in various other matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect upon the Company's anticipated plan of reorganization and operating results during the period in which the litigation is resolved.

CREDIT CARD PLAN AGREEMENT

The Company is party to an agreement with a commercial bank which administers and owns the receivables generated from purchases made by customers using the Lamonts credit card. The Company pays a fee, currently 1%, up to a maximum of 3% based on the volume of purchases and is generally responsible for 50% of net bad debt expenses relating to such purchases. At February 3, 1996, January 28, 1995 and October 29, 1994 the Company had $0.3 million, $0.3 million and $0.2 million reserved for bad debts arising from this program. Bad debt expense for Fiscal 1995, the January Quarter, Fiscal 1994 and Fiscal 1993 was approximately $0.9 million, $0.2 million, $0.8 million and $0.8 million, respectively.

NOTE 13 - STOCKHOLDERS' EQUITY

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

Subject to rights of holders of Preferred Stock, if any, the holders of shares of Common Stock are entitled to dividends when, and if declared by the Board of Directors from funds legally available and, upon liquidation, to a pro rata share in any distribution to stockholders.

PREFERRED STOCK

On December 1, 1993, 4,466,206 shares of the Company's Series A Preferred Stock was issued pursuant to the Infusion. Each share of the Series A Preferred Stock automatically converted into two shares of Common Stock on March 14, 1994, concurrent with the stockholders approval of an increase in the number of authorized shares of Common Stock of the Company from 15 million to 40 million shares.

Pursuant to the Restated Certificate of Incorporation of the Company, the Board of Directors has the authority, without further shareholder approval, to provide for the issuance of up to 10 million shares of Preferred Stock in one or more series and to determine the dividend rights, conversion rights, sinking fund rights, voting rights, rights and terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Because the Board of Directors has the power to establish the preferences and rights of each series, it may afford the holders of any Preferred Stock preferences, powers and rights (including voting rights) senior to the rights of the holders of Common Stock. No shares of Preferred Stock are currently outstanding.

WARRANTS

On September 21, 1992, the Company distributed as a dividend to the holders of Common Stock of record as of September 1, 1992, 1992 Warrants to purchase an aggregate of 1,017,478 shares of Common Stock. The exercise price of the 1992 Warrants is currently $5.01 per share which shall increase on each September 28 by an amount equal to 10% of the exercise price immediately prior to such increase. At February 3, 1996 none of the 1992 Warrants have been exercised.

On June 10, 1994, the Company issued 1994 Warrants to purchase up to an aggregate of approximately 2.0 million shares of Common Stock (or approximately 10% of the Common Stock outstanding after giving effect to the exercise of such 1994 Warrants) to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. As of February 3, 1996, none of the 1994 Warrants have been exercised.

The exercise price per share of Common Stock subject to the 1992 and 1994 Warrants would be decreased upon the occurrence of certain events, including future distributions or issuances by the Company of: (i) Common Stock, (ii) rights, options or warrants to purchase Common Stock or (iii) securities convertible into or exchangeable for Common Stock, at a price per share less than the then current market price per share of Common stock. Upon each such adjustment to the exercise price, the number of shares of Common Stock subject to the 1992 and 1994 Warrants will be proportionately adjusted.

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


                                           NUMBER OF
                                             OPTIONS
                                           -----------
Balance, October 30, 1993                    420,650
     Granted                                 200,000
     Exercised                               (11,334)
     Canceled                                (16,644)
                                           -----------
Balance, October 29, 1994                    592,672

     Granted                                       0
     Exercised                               (12,545)
     Canceled                               (205,387)
                                           -----------
Balance, January 28, 1995                    374,740

     Granted                                       0
     Exercised                               (11,774)
     Canceled                                (43,902)
                                           -----------
                                           -----------
Balance, February 3, 1996                    319,064
                                           -----------
                                           -----------


At February 3, 1996 options to purchase 319,064 shares at an exercise price of $.01 per share were issued and outstanding of which, 296,685 are currently exercisable and the balance thereof, subject to certain conditions, will vest ratably through the fifth anniversary of the date of grant. All options are exercisable for a period of ten years from the date of grant. The exercise price was below the fair market value of the underlying shares on the date of grant and, accordingly, $0.1 million, $0.1 million, $0.6 million and $0.3 million was charged to compensation expense during Fiscal 1995, the January Quarter, Fiscal 1994 and Fiscal 1993, respectively.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, a fair value based method of accounting for stock compensation plans. Companies may elect to continue to apply current accounting requirements for employee stock compensation awards. All companies are required to comply with the disclosure requirements of the statement, and the Company will adopt the policy beginning in the fiscal year ending February 1, 1997. The Company expects to continue accounting for employee stock compensation awards using current accounting requirements.

NOTE 14 - RELATED PARTY TRANSACTIONS

In connection with the Recapitalization, certain of the Company's stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the Common Stock outstanding immediately following the Recapitalization (currently 48.7%), entered into a voting agreement (the "Voting Agreement"). The Voting Agreement provides, among other things, that (i) Apollo Retail Partners, L.P. (together with its permitted assignees, "ARP") may designate six persons to the Board of Directors, (ii) management may designate two persons to the Board of Directors, and (iii) a majority of certain former holders of the 13-1/2% Notes, which notes were exchanged for Common Stock pursuant to the Recapitalization, may designate two persons to the Board of Directors. The Voting Agreement will terminate upon the earlier of (i) October 30, 2002, or (ii) the date upon which at least 25% of the then outstanding shares of Common Stock are publicly held pursuant to one or more underwritten registered offerings of primary shares. Since the Company's Chapter 11 filing, none of the parties to the Voting Agreement has exercised its right thereunder.

A former director of the Company is an affiliate of Morgens Waterfall Vintiadis & Co. Inc. ("Morgens Waterfall"). Pursuant to the Recapitalization, certain affiliates of Morgens Waterfall received an aggregate of approximately 16.7% (1,482,906 shares) of Common Stock outstanding immediately following the Recapitalization in exchange for approximately $12.5 million in principal amount of 13-1/2% Notes.


A former director of the Company was an officer of one of the banks which extended a line of credit to the Company prior to its replacement with the existing working capital facility in January 1994 (see Note 8).

Pursuant to the Recapitalization, Executive Life Insurance Company of New York ("ELICNY") received 898,406 shares of the Company's Common Stock and $7.8 million ($6.4 million after adjustment for the Infusion) in principal amount of the 10-1/4% Notes. During Fiscal 1994 and Fiscal 1993, the Company paid ELICNY $0.8 million and $0.4 million of cash interest on the 10-1/4% Notes, respectively. In addition, at October 29, 1994 the Company had accrued $0.4 million of interest on the 10-1/4% Notes, which was subsequently issued to ELICNY in additional securities of the Company as interest paid in kind.

In connection with the Infusion, certain funds and accounts managed by Fidelity Management and Research Company or Fidelity Management Trust Company (the "Fidelity Funds"), the holders of the remaining 10-1/4% Notes, became the holders of more than 5% of the Company's Common Stock. Accordingly, the Company has reflected the entire amount of the 10-1/4% Notes as related party debt. During Fiscal 1994, the Company paid the Fidelity Funds
$6.9 million of cash interest on the 10-1/4% Notes. In addition, at October 29, 1994 the Company had accrued $3.6 million of interest on the 10-1/4% Notes, which was subsequently issued to the Fidelity Funds in additional securities of the Company as interest paid in kind.

NOTE 15 - BENEFIT PLANS

PENSION PLAN

On January 1, 1986, the Company established the Lamonts Apparel, Inc. Employees Retirement Trust and the Lamonts Apparel, Inc. Supplemental Executive Retirement Plan (collectively the "Retirement Plan"). The Retirement Plan is a noncontributory defined benefit pension plan for employees of the Company who are not eligible for pension benefits from another pension plan pursuant to collective bargaining agreements. Participant benefits are based on years of service and compensation during later years of employment. It is the Company's policy to make contributions to the Retirement Plan in amounts which comply with the minimum regulatory funding requirements.

The following table sets forth the Company's funded plan status and amounts recognized in the Company's consolidated balance sheets (dollars in thousands):


                                     FEBRUARY 3,    JANUARY 28,     OCTOBER 29,
                                        1996           1995            1994
                                    -------------  -------------   ------------
Actuarial present value of
 accumulated benefit obligations,
 including vested benefits of
 $5,462, $4,286 and $4,176 in
 Fiscal 1995, the January Quarter
 and Fiscal 1994, respectively           $5,651         $4,583          $4,465
                                    -------------  -------------   ------------
                                    -------------  -------------   ------------
Projected benefit obligation             $6,639         $5,499          $5,384
Retirement Plan assets at
 value, primarily money market
 funds and guaranteed investment
 contracts                                5,143          4,652           4,685
                                    -------------  -------------   ------------
Projected benefit obligation in
 excess of Retirement Plan assets         1,496            847             699
Unrecognized net loss from past
 experience different from that
 assumed                                 (1,238)        (1,162)         (1,083)
                                    -------------  -------------   ------------
Accrued (prepaid) pension cost              258           (315)           (384)
Additional liability charge to
 equity to recognize minimum
 liability                                  250
                                    -------------  -------------   ------------
Total accrued (prepaid) pension
 cost                                      $508          ($315)          ($384)
                                    -------------  -------------   ------------
                                    -------------  -------------   ------------

Discount Rate                              7.25%           8.5%           8.5%
Rate of increase in future
 compensation levels                       3.5%            4.5%           4.5%

- -------------
Amounts charged to expense under the Retirement Plan were as follows (dollars in thousands):



                           FISCAL       JANUARY      FISCAL          FISCAL
                            1995        QUARTER       1994            1993
                          --------     ---------    --------       --------
Service cost, benefits
 earned during the
 period                     $414        $108          $536           $365
Interest cost on
 projected benefit
 obligation                  483         113           407            340
Actual return on assets     (883)         39            11           (565)
Other, including deferred
 recognition of asset
 gain/(loss)                 559        (129)         (444)           151
                          -------      --------     --------       -------
Net pension cost            $573        $131          $510           $291
                          -------      --------     --------       -------
                          -------      --------     --------       -------


During Fiscal 1995, a claim was filed against the Company by the Pension Benefit Guaranty Corporation ("PBGC") in the amount of $2.8 million based upon PBGC's assumption that one of the Company's qualified employee retirement plans would be terminated. The Company believes that even if the plan was terminated, unfunded plan benefit liabilities would not be material. The Company disputed the claim. PBGC has withdrawn its claim without prejudice to its right to refile at a future date if the PBGC determines it is appropriate to do so.

LAMONTS 401(K) PLAN

The Lamonts Apparel, Inc. Tax Relief Investments Protection Plan, as amended and restated effective July 1, 1991 (the "401(k) Plan") provides participants the opportunity to elect to defer an amount from one percent to 10% of their compensation, in increments of one percent. Under the 401(k) Plan, the Company matches contributions equal to 50% of each participant's deferred pay contributions (such contribution not to exceed one percent of the participant's compensation). The Company contributed $0.15 million, $0.04 million, $0.2 million and $0.2 million during Fiscal 1995, the January Quarter, Fiscal 1994 and Fiscal 1993, respectively.

NOTE 16 - SUBSEQUENT EVENT

On February 8, 1996, the Company entered into a sale-leaseback transaction for the land and building at the Company's Alderwood store in Washington. The proceeds of $5 million were applied against the Company's DIP Facility borrowings. The Company concurrently entered into a 20 year lease agreement with the purchaser.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



       Name                 Age                     Position
       ----                 ---                     --------

Alan R. Schlesinger          53         Director, Chairman of the Board,
                                        President and Chief Executive Officer

Loren R. Rothschild          57         Director and Vice Chairman of the Board

Peter Aaron                  46         Executive Vice President

Debbie A. Brownfield         41         Senior Vice President, Chief Financial
                                        Officer and Secretary

Carolyn Morris               41         Senior Vice President, General
                                        Merchandise Manager

Mr. Schlesinger joined Lamonts as President and Chief Executive Officer in November 1994. In December 1994, Mr. Schlesinger was appointed Director and Chairman of the Board. From 1991 to 1994, Mr. Schlesinger was a Senior Vice President with The May Company Department Stores.

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

Ms. Brownfield joined the Company as Vice President of Finance, Secretary and Treasurer in September 1985 and served as Acting Chief Financial Officer of the Company from January 1993 through August 1993. Ms. Brownfield was named Senior Vice President and Chief Financial Officer in December 1995.

Ms. Morris joined the Company in March 1995 as Senior Vice President and General Merchandise Manager. Prior to joining the Company, Ms. Morris was Vice President, Divisional Merchandise Manager for May Merchandising Corporation from 1993 to 1995. She also served as Vice President, Divisional Merchandise Manager with Robinsons-May in California from 1983 to 1993.

In February 1995, Earle J. Spokane ceased to be employed by the Company. Effective May 2, Wallace D. Holznagel resigned from the Company as Executive Vice President. See discussion regarding the severance arrangements applicable to Messrs. Holznagel and Spokane in "Item 11 - Executive Compensation - Employment Agreements."

All directors and executive officers are elected for a term of one year and serve until their successors are duly elected and qualified.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid during Fiscal 1995, Fiscal 1994 and Fiscal 1993, to (i) the Company's Chief Executive Officer, (ii) the Company's four other most highly compensated executive officers as of the end of Fiscal 1995, and (iii) two additional individuals who would have qualified for inclusion had their employment not been terminated (collectively, the "Named Executive Officers").


                                                                      Long Term                        All Other
                                                                    Compensation                      Compensation
                                       Annual Compensation             Awards                             ($)
                                                                                    ------------------------------------------------
                                                                     Securities                   Supple-
         Name and            Fiscal                                  Underlying        TRIP       mental       Group
     Principal Position       Year     Salary        Bonus ($)      Options/SARs     Plan (1)     Plan (2)     Plan          Total
                                         ($)                                                                    (3)
- ------------------------------------------------------------------------------------------------------------------------------------
 Alan R. Schlesinger,         1995     434,921       100,000                                                   3,600         3,600
 Director, Chairman of the    1994      58,270       125,000
 Board, President and
 Chief Executive Officer

 Loren R. Rothschild,         1995     239,999        ------                                                   2,790         2,790
 Director and Vice            1994       6,462       125,000
 Chairman of the Board

 Peter Aaron,                 1995     205,833        30,000                         1,500                     1,747         3,247
 Executive Vice President     1994     183,836         8,160                         1,890             42      1,650         3,582

                              1993     183,836        18,160(4)                      2,020            ---      1,671         3,691

 Carolyn  Morris,             1995     191,512        35,000                                                     425           425
 Senior Vice President,
 General Merchandise
 Manager


 Debbie A. Brownfield,        1995     121,249        30,000                           967                       530         1,497
 Senior Vice President,
 Chief Financial Officer
 and Secretary

 Earle J. Spokane,            1995     156,987                                         358            ---        852         1,210
 Executive Vice President,    1994     215,004           ---                           896            ---      1,791         2,687
 and Chief Administrative     1993      89,585                        25,000(5)        ---            ---      1,579         1,579
 Officer (6)

 Wallace D. Holznagel,        1995     202,053                                       1,500            ---      3,194         4,694
 Executive Vice President     1994     188,664        20,000                           950            283      1,758         2,991
 (6)                          1993     188,664        30,000(4)                      1,900            ---      1,770         3,670


(1) Consists of Company contributions to a tax qualified trust under the Company's Tax Relief Investments Protection Plan, as amended and restated effective July 1, 1991.
(2) Consists of Company contributions to a grantor trust under the Company's Supplemental (TRIP) Benefit Plan, effective January 1, 1991.
(3) Consists of premiums paid by the Company pursuant to the Lamonts Apparel Group Life and Long-Term Disability Plan, effective July 7, 1977.
(4) Includes a bonus of $20,000 and $8,160 respectively pursuant to each of Messrs. Holznagel and Aaron's employment agreements, and a one-time bonus of $10,000 for each of Messrs. Holznagel and Aaron based upon the efforts of such executive officers in connection with the Recapitalization.
(5) Mr. Spokane was granted 25,000 options upon joining the Company on June 1, 1993.
(6) In May 1995, Mr. Holznagel resigned from his position as Executive Vice President of the Company. Mr. Spokane ceased to be employed by the Company in February 1995. See discussion regarding the severance arrangements applicable to Messrs. Spokane and Holznagel described in "Employment Agreements" below.

OPTION GRANTS DURING FISCAL 1995

There were no options granted to Named Executive Officers during Fiscal 1995.

OPTION VALUES AT 1995 FISCAL YEAR END

The following table provides information related to the number and value of options held by the Named Executive Officers at the end of Fiscal 1995. None of the Named Executive Officers exercised any options during Fiscal 1995.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1995 AND FISCAL YEAR END OPTION/SAR VALUES

                                     Number of Securities                        Value of Unexercised
                                    Underlying Unexercised                    In-the-Money Options/SARs
                                        Options/SARs at                         at Fiscal Year End ($)
                                    Fiscal Year End (#) (1)
                               ---------------------------------

Name                            Exercisable    /  Unexercisable             Exercisable   /  Unexercisable
- ------------------------       ---------------------------------           --------------------------------
Peter Aaron                             20,782 /  6,286                           $4,988  / $1,509
Debbie Brownfield                        4,637    1,346                           $1,113  / $  323

- --------------------

(1) Consists of 1992 Options granted to the Named Executive Officers under the 1992 Option Plan.

PENSION PLAN

Under the provisions of the Lamonts Apparel, Inc. Employees Retirement Trust (the "Lamonts Pension Plan"), which cover substantially all employees, and the Supplemental Executive Retirement Plan (the "SERP") which covers certain highly compensated employees, monthly retirement benefits for Named Executive Officers hired prior to January 1, 1990 are computed at the rate of one percent (1%) of a participant's highest "average monthly compensation" not in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service, plus 1.65% of the participant's highest average monthly compensation in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service, less the amount, if any, payable under an annuity purchased upon the termination of the Pay 'n Save Employees Retirement Trust (terminated on December 31, 1985) (the "PNS Trust"). Monthly retirement benefits for those Named Executive Officers hired on January 1, 1990 or thereafter are computed at the rate of 0.5% of a participant's highest "average monthly compensation" not in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service, plus 1.0% of the participant's highest average monthly compensation in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service.
"Average monthly compensation" means the average monthly compensation during the five consecutive calendar years during the last 10 calendar years in which the participant's compensation was the highest. Social Security Covered Compensation is a 35 year average of the taxable wage base. The normal form of benefit is a straight life annuity for single participants and a joint and survivor annuity for a married participant commencing on the participant's Early or Normal Retirement Date (as defined therein).

The estimated annual benefits payable under the Lamonts Pension Plan and the SERP upon retirement at normal retirement age for Mr. Aaron and Ms. Brownfield are $31,848, and $21,976, respectively, based on years of credited service through the end of Fiscal 1995. In addition, Mr. Aaron's estimated annual benefit payable under the PNS Trust upon retirement at normal retirement age is $450. As of February 3, 1996, Mr. Aaron had twelve years of credited service. Ms. Brownfield's estimated annual benefit payable under the PNS Trust upon retirement at normal retirement age is $643. As of February 3, 1996, Ms. Brownfield had twenty-three years of credited service. Messrs. Schlesinger and Rothschild and Ms. Morris have not yet earned retirement benefits.


COMPENSATION OF DIRECTORS

During Fiscal 1995, the Company did not pay any compensation to any person as a director of the Company.

EMPLOYMENT AGREEMENTS

On October 16, 1994, Mr. Schlesinger entered into an employment agreement with the Company that has a term that runs through November 15, 1998, at a base salary of $450,000, subject to annual review and upward adjustment at the discretion of the Board. Pursuant to Mr. Schlesinger's employment agreement, as amended, Mr. Schlesinger received a signing bonus of $125,000. In addition, Mr. Schlesinger received $168,000 as compensation for all compensation and benefits forfeited by Mr. Schlesinger from his previous employer and $47,000 for moving and related costs. In connection with the Company's Chapter 11 case, the Company and Mr. Schlesinger entered into a new employment agreement approved by the Court.

Mr. Schlesinger's new employment agreement has a term that runs through January 5, 1999, at a base salary of $450,000, subject to annual review and upward adjustment at the discretion of the Board. Pursuant to Mr. Schlesinger's new employment agreement, Mr. Schlesinger will receive a guaranteed annual bonus in the sum of $100,000 and a one-time reorganization bonus upon the effective date of a plan of reorganization of $400,000. In addition, upon the effective date of a plan of reorganization, Mr. Schlesinger shall be entitled to receive stock options to purchase 6-8% of the fully diluted number of shares of Common Stock to be outstanding immediately following such effective date based upon the final terms of the plan of reorganization.

Mr. Schlesinger's new employment agreement provides that if the Company terminates Mr. Schlesinger's employment without "cause", Mr. Schlesinger shall be entitled to receive his base salary for a period of up to two years or for the remainder of the term of his agreement, whichever is shorter, subject to offset for amounts received by Mr. Schlesinger from any other employer during such period. Upon a "change in control" of the Company (other than solely as a result of any exchange of equity for debt securities upon consummation of a plan of reorganization) after January 5, 1997, the term of Mr. Schlesinger's new employment agreement shall extend to a date which is two years from the date on which such "change in control" is consummated. Upon a "change in control" of the Company on or after the effective date of a plan of reorganization, all options granted to Mr. Schlesinger as described above shall vest and become immediately exercisable.

On December 28, 1994, Mr. Rothschild entered into an employment agreement with the Company that has a term that runs until consummation of a Restructuring (as defined therein), at a base salary of $240,000. Pursuant to Mr. Rothschild's employment agreement, Mr. Rothschild received a signing bonus of $125,000. In connection with the Company's Chapter 11 case, the Company and Mr. Rothschild entered into a new employment agreement approved by the Court.

Mr. Rothschild's new employment agreement has a term that runs through the 90th day following the effective date of the Plan, at a base salary of $240,000. Pursuant to Mr. Rothschild's new employment agreement, upon the effective date of the Plan, Mr. Rothschild will receive $187,000. In addition, upon the effective date of a plan of reorganization, Mr. Rothschild shall be entitled to receive a number of stock options equal to 25% of the number of options issued to the Company's Chief Executive Officer in a plan of reorganization, which options shall be fully vested upon issuance. Mr. Rothschild's new employment agreement provides that if the Company terminates Mr. Rothschild's employment without "cause", Mr. Rothschild shall be entitled to receive his base salary until the first anniversary of such termination or until the effective date of a plan of reorganization, whichever is sooner. In addition, if a plan of reorganization becomes effective prior to the 270th day following such termination, Mr. Rothschild shall be entitled to receive $350,000 plus the number of stock options described above.

In connection with the Recapitalization, Mr. Aaron entered into an employment agreement with the Company which has a term that runs through November 30, 1997, at a base salary of $185,000, subject to annual increases based on such executive's accomplishments during the prior year. Pursuant to Mr. Aaron's employment agreement, Mr. Aaron will receive a yearly performance bonus, based upon the achievement by the Company of goals to be set forth in the management operating profit plan of the Company for each year, not to exceed $65,000. Mr. Aaron is guaranteed a minimum yearly performance bonus of $8,160. Mr. Aaron's employment agreement provides that if the Company terminates such executive's employment without "cause" or if the executive terminates employment for "good reason," such executive will be entitled to receive, for a period of not less than 12 months or more than two years, the base salary and guaranteed minimum bonus that the executive would have received had such termination not occurred and to continue to participate in all benefit plans and receive all other benefits to which the executive was entitled at the time of the termination. Mr. Aaron may elect to receive the severance payment payable under the agreement in a single lump sum payment.

In connection with the Recapitalization, Mr. Holznagel entered into an employment agreement with the Company which had a term through November 30, 1997 at a base salary of $190,000, plus an annual performance bonus, not to exceed $80,000. Mr. Holznagel was guaranteed a minimum yearly performance bonus, based upon the achievement by the Company of goals as set forth in management operating profit plans, not to exceed $20,000. Effective May 2, 1995, Mr. Holznagel resigned as Executive Vice President of the Company. Pursuant to a resignation agreement entered into with Mr. Holznagel, the Company paid to Mr. Holznagel $105,000, or an amount equal to six months base salary and the minimum guaranteed bonus under the employment agreement. In addition, the Company paid approximately $14,615 for accrued but unused vacation and continued to provide certain medical benefits through November 1995. In addition, all stock options held by Mr. Holznagel were canceled.

In June 1993, Mr. Spokane entered into an employment agreement with the Company, at a base salary of $215,000, plus a yearly performance bonus, based upon the achievement by the Company of goals as set forth in management operating profit plans, not to exceed $85,000. Effective February 24, 1995, Mr. Spokane ceased to be employed by the Company as Executive Vice President and Chief Administrative Officer. Pursuant to a resignation agreement entered into with Mr. Spokane, the Company paid Mr. Spokane $107,000, or an amount equal to six months base salary plus approximately $12,400 for accrued but unused vacation. In addition, the Company continued to provide certain medical benefits through June 30, 1995. In addition, all stock options held by Mr. Spokane were canceled.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The determination of Fiscal 1995 executive compensation was made by the members of the Board of Directors. Messrs. Schlesinger and Rothschild are executive officers of the Company. See "Employment Agreements."

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

All current directors and executive officers of the Company have entered into indemnification agreements with the Company pursuant to which the Company will indemnify, to the fullest extent permitted by applicable law, such officer or director against liabilities and expenses incurred by such officer or director in any proceeding or action because such officer or director is or was a director, officer, employee or agent of the Company and other certain other circumstances. The indemnification is in addition to the indemnification provided in the Company's Restated Certificate of Incorporation. In neither case will indemnification be provided if prohibited under applicable law.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as of March 1, 1996 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group:


                                                                              Percentage of
                                                        Number of              Outstanding
                                                      Shares Owned               Shares
                                                          (1)                 -------------
                                                      ------------
EXECUTIVE OFFICERS AND DIRECTORS

Peter Aaron (2)                                             22,067                        *
Debbie A. Brownfield (3)                                     6,737                        *
Loren R. Rothschild                                             --                       --
Alan R. Schlesinger                                             --                       --
Carolyn Morris                                                  --                       --

All directors and executive
  officers as group (5 persons) (4)                         28,804                        *

5% STOCKHOLDERS

Apollo Retail Partners, L.P. (5)                         6,887,133                       38.5%
  c/o Apollo Advisors, L.P.
  2 Manhattanville Road
  Purchase, New York 10577


Executive Life Insurance Company                           898,406                        5.0%
  of New York
  c/o First Boston Asset Management
  12 E. 49th Street - 30th Floor
  New York, New York 10017

FMR Corp.                                                2,878,424                       14.7%
Fidelity Management & Research Company (6)                                                   *
  82 Devonshire Street
  Boston, Massachusetts  02109

Merrill Lynch Phoenix Fund, Inc.                         1,190,420                        6.7%
  800 Scudders Mill Road
  Plainsboro, New Jersey  08536

Morgens Waterfall Vintiadis & Co., Inc. (7)              3,082,906                       17.2%
  610 Fifth Avenue, 7th Floor
  New York, New York  10020

- --------------------

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

(2) Includes 1,047 shares of Common Stock issuable upon exercise of warrants that have an exercise price of $5.01 per share and 20,782 shares subject to immediately exercisable, non-qualified stock options that have an exercise price of $.01 per share.

(3) Includes 4,637 shares of Common Stock subject to immediately exercisable, non-qualified stock options that have an exercise price of $.01 per share.

(4) Includes 1,047 shares of Common Stock issuable upon the exercise of warrants that have an exercise price of $5.01 per share and 25,419 shares of Common Stock subject to immediately exercisable, non-qualified stock options that have an exercise price of $.01 per share.

(5) The sole general partner of Apollo Retail Partners ("ARP") is AIF II, L.P. ("AIF II"); the managing general partner of AIF II is Apollo Advisors, L.P. ("Apollo Advisors"); and the general partner of Apollo Advisors is Apollo Capital Management, Inc.

(6) Fidelity Management & Research Company ("Fidelity") is the investment advisor to various registered investment companies (the "Fidelity Funds") and is a wholly owned subsidiary of FMR Corp. Fidelity Management Trust Company ("FMTC") is the trustee or managing agent for various private investment accounts (the "Accounts") and is a wholly owned subsidiary of FMR Corp. According to the Schedule 13D Filed by FMR Corp. on
     March 12, 1996, FMR Corp. beneficially owns (i) through Fidelity, as investment advisor to the Fidelity Funds, 2,722,012 shares of Common Stock (approximately 13.91%), including 1,586,860 shares of Common Stock subject to immediately exercisable warrants that have an exercise price of $1.00 per share and (ii) through FMTC, the managing agent for the Accounts, 156,412 shares of Common Stock (approximately .80%), including 105,904 shares of Common Stock subject to immediately exercisable warrants that have an exercise price of $1.00 per share.

(7) Morgens Waterfall Vintiadis & Company, Inc. ("Morgens") renders discretionary investment advisory services to (i) Morgens Waterfall Vintiadis N.V. which holds 95,450 shares of Common Stock, (ii) the Bond Fund of the Common Fund for Nonprofit Organizations which holds 211,362 shares of Common Stock and (iii) Betje Partners, which holds 102,264 shares of Common Stock. Messrs. Morgens and Waterfall are the general partners of
     (i) Morgens Waterfall Income Partners which holds 98,260 shares of Common Stock and (ii) Phoenix Partners which holds 287,089 shares of Common Stock. Messrs. Morgens and Waterfall are officers, directors and stockholders of Prime, Inc., which is the corporate general partner of three limited partnerships, each of which serves as a general partner of (i) Restart Partners, L.P., which holds 623,586 shares of Common Stock, (ii) Restart Partners II, L.P., which holds 1,022,800 shares of Common Stock and (iii) Restart Partners III, L.P., which holds 642,095 shares of Common Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Item 11 - Executive Compensation" for information regarding certain contracts with executive officers of the Company.

In connection with the Recapitalization, certain of the Company's post-Recapitalization stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the Common Stock outstanding immediately following the Recapitalization (currently 48.7%), entered into that certain Voting Agreement dated as of October 30, 1992 (the "Voting Agreement"). The Voting Agreement provides, among other things, that (i) ARP may designate six persons to the Board of Directors and (ii) a majority of certain former holders of the Company's 13-1/2% Senior Subordinated Notes due February 15, 1995, which notes were exchanged for Common Stock pursuant to the Recapitalization, may designate two persons to the Board of Directors. The Voting Agreement will terminate upon the earlier of (i) October 30, 2002, or (ii) the date upon which at least 25% of the then outstanding shares of Common Stock are publicly held pursuant to one or more underwritten registered offerings of primary shares. Since the Company's Chapter 11 filing, none of the parties to the Voting Agreement has exercised its rights thereunder.

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

Pursuant to the Recapitalization, Executive Life Insurance Company of New York ("ELICNY") received 898,406 shares of the Company's Common Stock and $7.8 million ($6.4 million after adjustment for the Infusion) in principal amount of the 10-1/4% Notes. As a result of the Company's Chapter 11 filing, during Fiscal 1995 the Company paid ELICNY no cash interest on the 10-1/4% Notes.

In connection with the Infusion, (the Fidelity Funds and the Accounts), the holders of the remaining 10-1/4% Notes, became the holders of more than 5% of the Company's Common Stock. Accordingly, the Company has reflected the entire amount of the 10-1/4% Notes as related party debt for all periods presented. During Fiscal 1994, the Company paid the Fidelity Funds and the Accounts $6.9 million of cash interest on the 10-1/4% Notes. In addition, at October 29, 1994 the Company had accrued $3.6 million of interest on the 10-1/4% Notes, which was subsequently issued to the Fidelity Funds and the Accounts in additional securities of the Company as interest paid in kind.
As a result of the Company's Chapter 11 case, during Fiscal 1995 the Company paid no interest to the Fidelity Funds or the Accounts on the 10-1/4% Notes.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Report

     1. FINANCIAL STATEMENTS OF LAMONTS APPAREL, INC. - Reference is made to the Index to Consolidated Financial Statements on page 20.

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

          Exhibit
          Number    Description of Document
          -------   -----------------------

          3.1 Amended and Restated Certificate of Incorporation of the Registrant. (6)

          3.2       Amended and Restated By-laws of the Registrant.(10)

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

          4.4 Second Supplemental Indenture to the Indenture dated December 1, 1993. (7)

          4.5 Third Supplemental Indenture to the Indenture dated June 10, 1994. (8)

          4.6 Fourth Supplemental Indenture to the Indenture dated October 18, 1994.(10)

          4.7 Indenture (the "13-1/2% Indenture") dated as of January 31, 1986 (including the form of 13-1/2% Senior Subordinated Guaranteed Note), among the Registrant, Texstyrene Plastics, Inc. ("TPI") and Bankers Trust Company, as Trustee (the "13-1/2% Trustee") relating to the Registrants 13-1/2% Senior Subordinated Guaranteed Notes due February 15, 1995.(1)

          4.8 First Supplemental Indenture to the 13-1/2% Indenture dated December 30, 1986, among the Registrant, TPI and the 13-1/2% Trustee. (3)

          4.9 Second Supplemental Indenture to the 13-1/2% Indenture dated October 4, 1988, among the Registrant, TPI and the 13-1/2% Trustee. (2)

          4.10 Third Supplemental Indenture to the 13-1/2% Indenture dated October 29, 1992, among the Registrant, TPI and the 13-1/2% Trustee. (4)

          4.11 Warrant Agreement dated September 21, 1992 between the Registrant and Society National Bank, as Warrant Agent. (4)

          4.12 Warrant Agreement dated June 10, 1994 between the Registrant and the other parties thereto (including the form of Warrant attached thereto as Exhibit A). (8)

          4.13 Exchange Agreement, dated October 18, 1994, between the Registrant and the holders of the Notes.(10)

          4.14 Extension Agreement dated March 27, 1995, between Lamonts Apparel, Inc. and the holders of the Company's 10-1/4% Subordinated Notes due 1999.(11)

          10.1 Consulting Agreement dated October 30, 1992, between the Registrant and The Thompson Company. (4)(14)

          10.2      Form of Nonstatutory Stock Option Agreement dated
                    September 14, 1992, between the Registrant and each of Leonard M. Snyder, Frank E. Kulp, Andrew A. Giordano, Peter Aaron and Wallace D. Holznagel. (4)(14)

          10.3      Form of Nonstatutory Stock Option Agreement dated
                    September 14, 1992, between the Registrant and each officer of the Registrant other than its executive officers. (4)(14)

          10.4 Form of Option Exchange Agreement dated September 14, 1992, between the Registrant and each officer of the Registrant.
                    (4)(14)

          10.5 Lamonts Apparel, Inc. 1992 Incentive and Nonstatutory Stock Option Plan. (4)(14)

          10.6 Employment Agreement dated October 16, 1994, between the Registrant and Alan Schlesinger.(10)(14)

          10.7 Modification to Employment Agreement dated January 5, 1995 between the Registrant and Alan Schlesinger.(10)(14)

          10.8 Employment Agreement dated April 18, 1995, between the Registrant and Alan Schlesinger.(11)(14)

          10.9 Employment Agreement dated December 28, 1994, between the Registrant and Loren Rothschild.(10)(14)

          10.10 Employment Agreement dated April 18, 1995, between the Registrant and Loren Rothschild.(11)(14)

          10.11 Executive Employment Agreement dated October 30, 1992, between the Registrant and Leonard M. Snyder. (4)(14)

          10.12 Resignation Agreement dated November 14, 1994, between the Registrant and Leonard M. Snyder.(10)(14)

          10.13 Executive Employment Agreement dated October 30, 1992, between the Registrant and Frank E. Kulp. (4)(14)

          10.14 Resignation Agreement dated November 14, 1994, between the Registrant and Frank E. Kulp.(10)(14)

          10.15 Executive Employment Agreement dated June 17, 1993, between the Registrant and Earle J. Spokane. (6)(14)

          10.16 Waiver and Settlement Agreement, dated February 27, 1995 between Earle J. Spokane and Lamonts Apparel, Inc.(11)(14)

          10.17 Executive Employment Agreement dated October 30, 1992, between the Registrant and Peter Aaron. (4)(14)

          10.18 Executive Employment Agreement dated October 30, 1992, between the Registrant and Wallace D. Holznagel. (4)(14)

          10.19 Resignation Agreement dated May 2, 1995 between the Registrant and Wallace D. Holznagel.(12)(14)

          10.20     Loan and Security Agreement (the "Foothill Agreement") dated
                    January 13, 1994, between the Registrant and Foothill
                    Capital Corporation ("Foothill"). (7)

          10.21     Amendment Number One to the Foothill Agreement dated June
                    27, 1994. (9)

          10.22     Letter Agreement dated October 13, 1994, between the
                    Registrant and Foothill.(10)

          10.23 Depository Account Agreement dated January 21, 1994, among the Registrant, Foothill and Seafirst National Bank. (7)

          10.24 Loan and Security Agreement dated January 12, 1995 between the Registrant, as debtor-in-possession, and Foothill.(10)

          10.25     Loan and Security Agreement by and between Lamonts Apparel,
                    Inc., Debtor-in-Possession and Foothill Capital Corporation, dated February 17, 1995.(11)

          10.26     Amendment Number One to Loan and Security Agreement, dated
                    March 6, 1995, between Foothill Capital Corporation and
                    Lamonts Apparel, Inc.(11)

          10.27     Amendment Number Two to Loan and Security Agreement dated
                    October 17, 1995 between Foothill Capital Corporation and
                    Lamonts Apparel, Inc.(13)

          10.28     Amendment Number Three to Loan and Security Agreement dated
                    November 28, 1995 between Foothill Capital Corporation and
                    Lamonts Apparel, Inc.(13)

          10.29 Equity Registration Rights Agreement dated October 30, 1992 among the Company and the parties listed on the signature pages thereto.(4)

          10.30 Debt Registration Rights Agreement dated October 30, 1992 among the Company and the holders listed on the signature pages thereto.(4)

          10.31 Stockholders Voting Agreement dated October 30, 1992 among the Company and the holders of Common Stock of the Company listed on the signature pages thereto.(4)

          10.32 Form of Indemnification Agreement dated October 30, 1992, between the Registrant and each director and officer of the Registrant.(4)

          10.33     Credit Card Plan Agreement dated June 20, 1988, as amended
                    September 30, 1992, between the Registrant and National City
                    Bank, Columbus (formerly BancOhio National Bank) (the
                    "Credit Card Plan Agreement").(5)

          10.34     Amendment No. 2 dated March 30, 1994 to the Credit Card Plan
                    Agreement.(8)

          10.35     Letter Agreement dated November 2, 1994 to the Credit Card
                    Plan Agreement.(10)

          10.36 Computer Services Agreement dated November 1, 1991, between the Registrant and Infotech Corporation.(5)

          10.37 Computer Services Agreement dated February 1, 1996, between the Registrant and Infotech Corporation. *


          10.38 License Agreement dated May 25, 1995 between the Registrant and Shoe Corporation of America, Inc.(12)

          21        Subsidiaries of the Registrant. (6)

          23        Consent of Coopers & Lybrand LLP.*

          27.1      Financial Data Schedule.*

- ---------

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

      (10) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with the Commission on January 27, 1995.

      (11) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on April 21, 1995.

      (12) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on June 12, 1995.

      (13) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on December 12, 1995.

      (14)  Management contract or other compensatory plan, contract or arrangement between the Registrant and any director or named executive officer of the
            Registrant.

(b)   Reports filed on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LAMONTS APPAREL, INC.

                         By:  /s/ DEBBIE BROWNFIELD
                              ---------------------
                              DEBBIE BROWNFIELD
                              Senior Vice President and Chief Financial Officer



Date:  May 2, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                            DATE
      ---------                       -----                            ----

/s/ Alan R. Schlesinger    Chairman of the Board, Chief
- -----------------------    Executive Officer, President and
Alan R. Schlesinger        Director (Principal Executive Officer)   May 2, 1996


/s/ Loren R. Rothschild    Vice Chairman of the Board, Chief
- -----------------------    Administrative Officer and Director      May 2, 1996
Loren R. Rothschild



/s/ Debbie Brownfield      Senior Vice President and Chief          May 2, 1996
- ---------------------      Financial Officer (Principal
Debbie Brownfield          Financial and Accounting Officer)