Form 10-Q
period 1996-05-04
LAMONTS APPAREL INC
filed 1996-06-18
CIK 785962

- --------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                          ----------------------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 1996        Commission File Number 0-15542


                          -----------------------------


                              LAMONTS APPAREL, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                  #75-2076160
  (State of Incorporation)            (I.R.S. Employer Identification Number)


               12413 Willows Road S.E., Kirkland, Washington 98034
                    (Address of Principal Executive Offices)

                                 (206) 814-5700
              (Registrant's Telephone Number, including Area Code)

                   3650  131st Avenue S.E., Bellevue, WA 98006
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/      No


As of June 11, 1996, there were 17,900,053 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            Exhibit Index on Page 14

                                     Page 1

- --------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q
                                   MAY 4, 1996


                                      INDEX



Part I.  Financial Information                                             Page
                                                                           ----

     Item 1  Consolidated Financial Statements

             - Consolidated Balance Sheets - May 4, 1996 and
               February 3, 1996                                             3

             - Consolidated Statements of Operations and Accumulated
               Deficit for the three months ended May 4, 1996 and
               April 29, 1995                                               4

             - Consolidated Statements of Cash Flows for the three months
               ended May 4, 1996 and April 29, 1995                         5

             - Notes to Consolidated Financial Statements                   6

     Item 2  - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    9



Part II.  Other Information

     Item 1  - Legal Proceedings                                           13

     Item 3  - Defaults Upon Senior Securities                             13

     Item 6  - Exhibits and Reports on Form 8-K                            14

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                         MAY 4,     FEBRUARY 3,
                                                          1996         1996
                                                       ---------    -----------
Current Assets:
   Cash                                                   $2,083         $1,581
   Receivables - net                                       2,256          2,458
   Inventories                                            34,973         30,401
   Prepaid expenses and other                              1,751          2,076
   Restricted cash                                           902          1,058
                                                       ---------    -----------
     Total current assets                                 41,965         37,574

Property and equipment - net of accumulated depreciation
   and amortization $23,661 and $23,041, respectively     36,951         42,083
Leasehold interests                                        4,452          4,570
Excess of cost over net assets acquired - net             13,188         13,278
Deferred financing costs - net                             2,532          2,713
Restricted cash                                            1,278          1,278
Other assets                                                 892            865
                                                       ---------    -----------

          Total assets                                  $101,258       $102,361
                                                       ---------    -----------
                                                       ---------    -----------

Liabilities not subject to settlement under
   reorganization proceedings:
Current Liabilities:
   Borrowings under DIP Facility                         $19,984        $20,334
   Accounts payable                                       12,637          8,417
   Accrued payroll and related costs                       1,841          2,396
   Accrued taxes                                           1,067            821
   Accrued interest                                          221            207
   Accrued store closure costs                                --          3,254
   Other accrued expenses                                  6,326          4,393
                                                       ---------    -----------
     Total current liabilities                            42,076         39,822

Obligations under capital leases                           2,808             --
Other                                                        472            250
                                                       ---------    -----------
     Total liabilities not subject to settlement under
       reorganization proceedings                         45,356         40,072
                                                       ---------    -----------
Liabilities subject to settlement under
   reorganization proceedings                            104,547        104,845
                                                       ---------    -----------

Stockholders' Equity (Deficit):
   Common stock, $0.01 par value, 40,000,000 shares
      authorized, 17,899,549 shares issued and
      outstanding                                            179            179
   Additional paid-in capital                             62,935         62,921
   Minimum pension liability adjustment                     (250)          (250)
   Accumulated deficit                                  (111,509)      (105,406)
                                                       ---------    -----------
     Total stockholders' equity (deficit)                (48,645)       (42,556)
                                                       ---------    -----------
        Total liabilities and stockholders' equity
           (deficit)                                    $101,258       $102,361
                                                       ---------    -----------
                                                       ---------    -----------


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


                                                   QUARTER ENDED
                                                --------------------
                                                 MAY 4,    APRIL 29,
                                                  1996       1995
                                                ---------  ---------

Revenues                                          $37,922   $36,682
Cost of merchandise sold                           24,348    24,717
                                                ---------  ---------

  Gross profit                                     13,574    11,965
                                                ---------  ---------

Operating and administrative expenses              15,775    16,369
Depreciation and amortization                       2,037     2,494
                                                ---------  --------

  Operating costs                                  17,812    18,863
                                                ---------  --------
Loss from operations before other income
  (expense) and reorganization expenses            (4,238)   (6,898)

Other income (expense):
  Interest expense (contractual interest of
    $3.4 million and $3.3 million in 1996 and
    1995, respectively)                            (1,198)   (1,099)
  Other                                                 3        26
                                                ---------  ---------

Loss from operations before reorganization
expenses                                           (5,433)   (7,971)

Reorganization expenses                               670       600
                                                ---------  ---------

Net loss                                           (6,103)   (8,571)

Accumulated deficit, beginning of period         (105,406)  (80,531)
                                                ---------  ---------

Accumulated deficit, end of period              ($111,509) ($89,102)
                                                ---------  ---------
                                                ---------  ---------



Net loss per common share                          ($0.34)   ($0.48)
                                                ---------  ---------
                                                ---------  ---------







   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                QUARTER ENDED
                                                                            ---------------------
                                                                              MAY 4,    APRIL 29,
                                                                               1996       1995
                                                                            ----------  ---------
Cash flows from operating activities
  Net loss                                                                   ($6,103)   ($8,571)

  Adjustments to reconcile net loss to net cash used in operating activities before reorganization items:
    Depreciation and amortization                                              2,037      2,494
    Reorganization expenses                                                      670        600
    Increase in inventories                                                   (5,414)    (5,483)
    Decrease in prepaid expenses and other                                        95      1,385
    Increase in accounts payable                                               4,220      8,458
    Increase in accrued interest                                                  14         10
    Increase in accrued expenses                                               1,806      1,603
    Other                                                                         48     (1,262)
                                                                            --------    --------
      Net cash used in operating activities before reorganization items       (2,627)      (766)

  Operating cash flows used by reorganization items:
  Payments for professional fees and other expenses related to the
    Chapter 11 proceedings                                                      (596)      (476)
                                                                            --------    --------
      Net cash used in operating activities                                   (3,223)    (1,242)
                                                                            --------    --------
Cash flows from investing activities:
  Capital expenditures                                                          (170)      (385)
  Proceeds from sale of land and building                                      4,459         --
  Other                                                                           24         23
                                                                            --------   ---------
      Net cash provided by (used in) investing activities                      4,313       (362)
                                                                            --------   ---------

Cash flows from financing activities:
  Post-petition borrowings under working capital facility                     45,637     48,444
  Post-petition payments under working capital facility                      (45,987)   (52,217)
  Principal payments on obligations under capital leases                        (221)      (392)
  Other                                                                          (17)       (15)
                                                                            --------    --------
      Net cash used in financing activities                                     (588)    (4,180)
                                                                            --------    --------
Net increase (decrease) in cash                                                  502     (5,784)

Cash, beginning of period                                                      1,581      7,972
                                                                            --------    --------
Cash, end of period                                                           $2,083     $2,188
                                                                            --------    --------
                                                                            --------    --------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                      $1,184     $1,089
                                                                            --------    --------
                                                                            --------    --------
Supplemental disclosure of noncash investing and financing activities:
  Capital lease relating to sale-leaseback of Alderwood store                 $2,835         --
                                                                            --------    --------
                                                                            --------    --------



   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 4, 1996

NOTE 1 - PETITION FOR RELIEF UNDER CHAPTER 11

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession.
The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a consensual Plan of Reorganization designed to enable the Company to emerge from Chapter 11 (the "Plan"). The Company and the Committees are discussing the timing for the filing with the Court of the Plan and the Disclosure Statement related thereto. In addition, the Company has received certain non-binding proposals regarding potential new equity and/or debt investments in the Company, which proposals are subject to customary conditions, including, in certain cases, consummation of a plan of reorganization. The Company and the representatives of the Committees are engaged in negotiations regarding such proposals. After a consensual plan of reorganization is completed, it will be sent, with a Disclosure Statement approved by the Court, after notice and hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of a plan of reorganization by creditors and equity security holders, the Court, at a noticed hearing, will consider whether to confirm a plan or reorganization.

Although the Company is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Court approval.

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

Pre-petition liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):


                                                                                  MAY 4,  FEBRUARY 3,
                                                                                   1996     1996
                                                                                --------  ----------
      Accounts payable and accrued liabilities                                   $23,424    $23,511
      Capital lease obligations                                                   12,126     12,321
      10-1/4% Notes (including pre-petition accrued interest) related party       67,576     67,576
      13-1/2% Notes (including pre-petition accrued interest) related party          838        838
      Notes payable                                                                  583        599
                                                                                --------  ----------
                                                                                $104,547   $104,845
                                                                                --------  ---------
                                                                                --------  ---------


The reductions in capital lease obligations consist of payments to landlords for store locations in the ongoing business operations of the Company.

In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 case, a review is being undertaken of all the Company's obligations under its executory contracts. As of May 4, 1996, the Company has rejected ten real property leases and certain executory contracts and assumed five leases (with certain conditions and limitations).

As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements, including amounts recorded for the excess of cost over net assets acquired. The accompanying financial statements do not include any adjustments that might result from the outcome of these matters or adjustments that might result should the Company be unable to continue as a going concern. Generally if a debtor-in-possession is unable to emerge from Chapter 11, such debtor-in-possession could be required to liquidate its asssets.

Costs associated with the reorganization of the Company are charged to expense as incurred. Under the requirements of the Chapter 11 filing, the Company is required to pay certain expenses of the Committees. The amounts charged to reorganization expense by the Company have consisted and will continue to consist primarily of write-off of property and equipment, professional fees, lease related costs and severance costs.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries, of which all are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation. The financial statements included herein should be read in conjunction with the audited, annual financial statements for the fiscal year ended February 3, 1996, included in the Company's Annual Report on Form 10-K. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis of accounting, and, for the periods subsequent to the Filing, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. Recurring losses from operations and the matters discussed herein related to the Filing raise substantial doubt about the Company's ability to continue on a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things,
(i) the ability to comply with its debtor-in-possession financing agreement,
(ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

The financial statements presented herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the operating results for the periods reported. Except as discussed in Note 1, all such adjustments are normal and recurring in nature. The results of operations for the quarterly periods are not necessarily indicative of results for the entire year.

OTHER

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of Statement No. 121 is required in the Company's Fiscal Year ending February 1, 1997. Based on estimates by management as of May 4, 1996, subject to the outcome of issues discussed in Note 1, the impact of the adoption of this standard has not had a material impact on the financial position, results of operations, or liquidity of the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the quarter ended April 29, 1995 in order to conform with the financial statements for the quarter ended May 4, 1996.

NOTE 3 - LOAN AND SECURITY AGREEMENT

On February 17, 1995, the Company received approval from the Court for a Loan and Security Agreement (the "DIP Facility") with Foothill Capital Corporation ("Foothill"). The DIP Facility provided for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15.0 million of letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. The DIP Facility provided that interest will accrue at the rate of 3% per annum in excess of the Reference Rate (as defined therein), payable monthly in arrears. The DIP Facility also provided that in the event of a default in the payment of any amount due thereunder, the interest rate on such defaulted amount would be 4.5% per annum in excess of the Reference Rate, payable on demand. At May 4, 1996, the reference rate was 8.25%.

The Company paid Foothill $80,000 upon the closing of the DIP Facility in February 1995 and the additional closing fees totaling $240,000, all of which had been paid as of March 31, 1996. Fees payable under the DIP Facility consisted primarily of monthly payments equal to 1/2% of the average unused borrowing capacity and quarterly payments equal to 1/4% of the borrowing capacity for each quarterly renewal period.

The obligations of the Company under the DIP Facility were collateralized by, among other things, inventory and certain real property. The DIP Facility imposed limitations on the Company with respect to, among other things, (i) the creation or incurrence of liens, (ii) consolidations, mergers and sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) capital expenditures in excess of specified levels, (v) the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates. Additionally, the Company was required to maintain a minimum net worth of $10.0 million (as defined in the DIP Facility to exclude, among other items, reorganization expenses, certain liabilities incurred prior to the Company's filing, reduction in goodwill, charges for store closure and non-cash interest).

The DIP Facility had been extended from its initial maturity date of May 17, 1996 to the earlier of August 17, 1996 (with provisions for two additional quarterly renewals) or the effective date of the Company's plan of reorganization. However, on June 4, 1996, the Company entered into a loan and security agreement with the First National Bank of Boston ("FNBB") replacing the Company's debtor-in-possession financing agreement with Foothill, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default, as of the date on which the Foothill financing was terminated, the Company was in violation of the net worth covenant in the Foothill financing agreement.

Pursuant to the new loan and security agreement (the "FNBB Facility") with FNBB, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding until June 30, 1997 and, subject to FNBB's approval of a plan of reorganization and other specified conditions, for a two year period following the effective date of a plan of reorganization.

The FNBB Facility provides that interest will accrue at the rate of 1.5% per annum in excess of the Base Rate (as defined therein), payable monthly in arrears for base rate loans. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i) 3.0% per annum in excess of the Base Rate and
(ii) the applicable rate on the loan, payable on demand. The Company paid FNBB $97,500 upon the closing of the Facility on June 4, 1996. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility in the amount of $560,000 which shall be payable as follows: (a) if the conditions are satisfied prior to December 31, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1996 (or, if earlier, the time of termination of the commitments), or (b) if the conditions ae satisfied on or after December, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

Borrowings under the FNBB Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted under the FNBB Facility. The FNBB Facility is secured by inventory and substantially all other assets and is an allowed administrative expense claim with super priority over certain other administrative expenses in the Chapter 11 case. The FNBB Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain operating and financial covenants (as described therein).

NOTE 4 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock equivalents, represented by stock options and warrants were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion would be anti-dilutive. The weighted average number of shares outstanding for the quarters ended May 4, 1996 and April 29, 1995 were 17,899,549 and 17,887,775, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect upon the Company's anticipated plan of reorganization and operating results during the period in which the litigation is resolved. (See also Part II, Item 1.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Lamonts Apparel, Inc. (the "Company") retails brand-name apparel and accessories for the entire family through its 42 full-line apparel stores. Lamonts currently operates in malls and regional shopping centers located in the states of Alaska, Idaho, Montana, Oregon, Utah and Washington.

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession.
The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding material economic terms of a consensual Plan of Reorganization designed to enable the Company to emerge from Chapter 11 (the "Plan"). The Company and the Committees are discussing the timing for the filing with the Court of the Plan and the Disclosure Statement related thereto. In addition, the Company has received certain non-binding proposals regarding potential new equity and/or debt investments in the Company, which proposals are subject to customary conditions, including, in certain cases, consummation of a plan of reorganization. The Company and the representatives of the Committees are engaged in negotiations regarding such proposals. After a consensual plan or reorganization is completed, it will be sent, with a Disclosure Statement approved by the Court, after notice and hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of a plan of reorganization by creditors and equity security holders, the Court, at a noticed hearing, will consider whether to confirm a plan or reorganization.

Although the Company is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Court approval.

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

Since February 3, 1996, the Company has closed one store, with the approval of the Court. The store was closed due to poor performance. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives.

Management believes that Lamonts has made substantial progress in the period since the Filing. The Company has closed unprofitable stores, eliminated unprofitable merchandise lines, added a home decor line, replaced its shoe licensee and reduced operating expenses. In addition, management implemented new merchandising strategies designed to: (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base,
(ii) reduce cash operating expenses, and (iii) reduce inventory levels and increase inventory turns to improve the Company's performance. The Company also has initiated a policy to mark-down and clear out any unsold merchandise within its respective season. As a result, the age and quality of inventory has been improved significantly.

On June 4, 1996, the Company entered into FNBB Facility with FNBB replacing the Company's debtor-in-possession financing agreement with Foothill after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Foothill financing was terminated, the Company was in violation of the net worth covenant in the Foothill financing agreement.

Pursuant to the FNBB Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding until June 30, 1997 and, subject to FNBB's approval of a plan of reorganization and other specified conditions, for a two year period following the effective date of a plan of reorganization.

The FNBB Facility provides that interest will accrue at the rate of 1.5% per annum in excess of the Base Rate (as defined therein), payable monthly in arrears for base rate loans. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i) 3.0% per annum in excess of the Base Rate and
(ii) the applicable rate on the loan, payable on demand. The Company paid FNBB $97,500 upon the closing of the Facility on June 1, 1996. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility in the amount of $560,000 which shall be payable as follows: (a) if the conditions are satisfied prior to December 31, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1996 (or, if earlier, the time of termination of the commitments), or (b) if the conditions are satisfied on or after December, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

Borrowings under the FNBB Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted under the FNBB Facility. The FNBB Facility is secured by inventory and substantially all other assets and is an allowed administrative expense claim with super priority over other administrative expenses in the Chapter 11 case. The FNBB Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain operating and financial covenants (as described therein).

RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the Quarter ended May 4, 1996 ("1st Quarter 1996") compared to the Quarter ended April 29, 1995 ("1st Quarter 1995").

REVENUES. Revenues of $37.9 million for the 1st Quarter 1996 increased 3.4% on a total store basis from $36.7 million for the 1st Quarter 1995. Comparable store revenues increased 4.8% for the 1st Quarter 1996 as compared to the same period for the prior year. Management believes that revenues have increased due to increased levels of inventory and overall improvement in the quality of the merchandise offered in the stores compared to the 1st Quarter 1995. In addition, the Company's new merchandising strategy has resulted in quicker turnover of merchandise, and the strength of the home decor department has resulted in increased sales.

GROSS PROFIT. Gross profit, as a percentage of revenues increased to 35.8% during the 1st Quarter 1996 as compared to 32.6% during the 1st Quarter 1995. The increase in gross profit results primarily from (i) policies implemented to establish more competitive pricing strategies and (ii) management's purchasing strategies, which have decreased the cost of merchandise sold.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $15.8 million for the 1st Quarter 1996 decreased 4% from $16.4 million for the 1st Quarter 1995. The decrease of $0.6 million primarily relates to (i) a reduction in operating costs attributable to closed stores operating in the 1st Quarter 1995, accounting for approximately $0.4 million and (ii) lower payroll costs of $0.7 million due to a reduction in employees, offset by an increase in advertising expense of $0.6 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.0 million for the 1st Quarter 1996 decreased $0.5 million as compared to $2.5 million for the 1st Quarter 1995. The decrease primarily relates to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

INTEREST EXPENSE. Interest expense of $1.2 million for the 1st Quarter 1996 increased $0.1 million from $1.1 million for the 1st Quarter 1995. The increase is primarily due to increased borrowing levels under the Company's working capital facility.

REORGANIZATION EXPENSES. Reorganization expenses of $0.7 million for the 1st Quarter 1996 and $0.6 million for the 1st Quarter 1995 represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees and severance costs.

NET LOSS. The Company reported a net loss of $6.1 million for the 1st Quarter 1996 as compared to a net loss of $8.6 million for the 1st Quarter 1995. The loss for the 1st Quarter 1996 decreased $2.5 million from the prior period primarily due to (i) $1.6 million increase in gross profit, (ii) $0.6 million decrease in operating and administrative expenses, and (iii) $0.5 million decrease in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $2.6 million of cash for operating activities before reorganization items for the 1st Quarter 1996, an increase of $1.8 million as compared to $0.8 million used in the 1st Quarter 1995. Increases in funds were used primarily to pay down trade payables.

The Company received $4.3 million of cash in investing activities for the 1st Quarter 1996 as compared to using $0.4 million for the 1st Quarter 1995. The difference of $4.7 million results primarily from net sale proceeds of $4.5 million received in the sale-leaseback of the Company's Alderwood store during the 1st Quarter 1996.

The $3.6 million decrease in cash used in financing activities is primarily due to lower net payments under the Company's working capital facilities during the 1st Quarter 1996 as compared to the 1st Quarter 1995.


As of May 4, 1996, the Company had $2.1 million of cash and an additional $0.9 million of current restricted cash, representing the funding of payroll and taxes in connection with the Filing.

CAPITAL RESOURCES

On February 17, 1995, the Company received approval from the Court for a Loan and Security Agreement with Foothill. The DIP Facility provided for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15.0 million of letters of credit ("borrowing capacity"), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property.

The DIP Facility had been extended from its initial maturity date of May 17, 1996 to the earlier of August 17, 1996 (with provisions for two additional quarterly renewals) or the effective date of the Company's plan of reorganization. However, on June 4, 1996, the Company entered into the FNBB Facility with FNBB replacing the Company's debtor-in-possession financing agreement with Foothill, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default, as of the date on which the Foothill financing was terminated, the Company was in violation of the net worth covenant in the Foothill financing agreement.

Pursuant to the FNBB Facility with FNBB, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding until June 30, 1997 and, subject to FNBB's approval of a plan of reorganization and other specified conditions, for a two year period following the effective date of a plan of reorganization.

The FNBB Facility provides that interest will accrue at the rate of 1.5% per annum in excess of the Base Rate (as defined therein), payable monthly in arrears for base rate loans. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i) 3.0% per annum in excess of the Base Rate and
(ii) the applicable rate on the loan, payable on demand. The Company paid FNBB $97,500 upon the closing of the Facility on June 4, 1996. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility in the amount of $560,000 which shall be payable as follows:
(a) if the conditions are satisfied prior to December 31, 1996 $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1996 (or, if earlier, the time of termination of the commitments), or (b) if the conditions are satisfied on or after December 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

Borrowings under the FNBB Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted under the FNBB Facility. The FNBB Facility is secured by inventory and substantially all other assets and is an allowed administrative expense claim with super priority over other administrative expenses in the Chapter 11 case. The FNBB Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain operating and financial covenants (as described therein).

As of June 11, 1996, the Company had $22.6 million of borrowings outstanding under the FNBB Facility with additional borrowing capacity thereunder of $6.6 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the FNBB Facility (ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company is able to obtain its expected trade credit terms, the Company believes that borrowings under the FNBB Facility and cash generated from operations will provide the cash necessary to fund the Company's cash requirements.

OTHER

The Company has never declared or paid cash dividends on its Common Stock or any other equity security, and does not anticipate paying cash dividends on the Common Stock, or any other equity security, in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements and the financial condition of the Company. The ability of the Company to pay dividends is restricted under the terms of the FNBB facility. Such restrictions prohibit the payment of dividends for the foreseeable future. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends (during the pendency of the Company's Chapter 11 case).

SEASONALITY

The Company's revenues are seasonal, with the Christmas season (included in the Quarter ending the Saturday closest to January 31) being its strongest period.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No material change has occurred in the litigation described in "Item 3 - Legal Proceedings" on pages 7 through 9 of the Company's Annual Report on Form 10-K for the Year ended February 3, 1996, which is incorporated herein by reference.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of May 4, 1996) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of May 4, 1996) (see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

Although Foothill had taken no action to declare the Company in default as of the date on which the Foothill financing was terminated, the Company was in violation of the net worth covenant of the Foothill financing agreement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        EXHIBIT NO.  DESCRIPTION OF EXHIBIT
        -----------  ----------------------

            10.1     -   Loan and Security Agreement dated June 4, 1996
                         between First National Bank of Boston and Lamonts
                         Apparel, Inc.

            27.1     -   Financial Data Schedule.

(b)  Reports filed  on Form 8-K:

            None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Registrant:    LAMONTS APPAREL, INC.
                                      ------------------------


Date: June 11, 1996                   By:/s/ Debbie Brownfield
                                      ------------------------
                                      Debbie Brownfield
                                      Senior Vice President - Finance
                                      Chief Financial Officer