Form 10-Q
period 1996-02-04
LAMONTS APPAREL INC
filed 1996-09-16
CIK 785962

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



                                      FORM 10-Q


(Mark One)
 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended August 3, 1996

                                      OR

 /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                        Commission File Number 0-15542


                             LAMONTS APPAREL, INC.
              (Exact Name of Registrant as Specified in its Charter)


        Delaware                                       #75-2076160
(State of Incorporation)                 (I.R.S. Employer Identification Number)


              12413 Willows Road N.E., Kirkland, Washington 98034
                    (Address of Principal Executive Offices)

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

                 Yes   / X /    No /  /


As of September 11, 1996, there were 17,900,053 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                           Exhibit Index on Page 15

                            LAMONTS APPAREL, INC.
                            (DEBTOR-IN-POSSESSION)
                                 FORM 10-Q
                                AUGUST 3, 1996


                                    INDEX


Part I.  Financial Information                                       PAGE
                                                                     ----
  Item 1   Consolidated Financial Statements

       -   Consolidated Balance Sheets - August 3, 1996 and
           February 3, 1996                                             3

       -   Consolidated Statements of Operations and
           Accumulated Deficit for the three months ended
           August 3, 1996 and July 29, 1995                             4

       -   Consolidated Statements of Operations and
           Accumulated Deficit for the six months ended
           August 3, 1996 and July 29, 1995                             5

       -   Consolidated Statements of Cash Flows for the
           six months ended August 3, 1996 and July 29, 1995            6

       -   Notes to Consolidated Financial Statements                   7


  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11


Part II.  Other Information

  Item 1   Legal Proceedings                                           15

  Item 3   Defaults Upon Senior Securities                             15

  Item 6   Exhibits and Reports on Form 8-K                            15

                             LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                          AUGUST 3,     FEBRUARY 3,
                                                                            1996           1996
                                                                          ---------     ------------

Current Assets:
  Cash                                                                    $  2,541        $  1,581
  Receivables - net                                                          3,828           2,458
  Inventories                                                               44,372          30,401
  Prepaid expenses and other                                                 1,788           2,076
  Restricted cash                                                              820           1,058
                                                                          --------        --------
    Total current assets                                                    53,349          37,574

Property and equipment - net of accumulated depreciation and amortization
 $25,138 and $23,041 as of August 3, and February 3, respectively           35,118          42,083
Leasehold interests                                                          4,334           4,570
Excess of cost over net assets acquired - net                               13,097          13,278
Deferred financing costs - net                                               2,351           2,713
Restricted cash                                                              1,311           1,278
Other assets                                                                   979             865
                                                                          --------        --------
    Total assets                                                          $110,539        $102,361
                                                                          --------        --------
                                                                          --------        --------

Liabilities not subject to settlement under reorganization proceedings:
Current Liabilities:
  Borrowings under DIP Facility                                           $ 28,130        $ 20,334
  Accounts payable                                                          16,016           8,417
  Accrued payroll and related costs                                          2,471           2,396
  Accrued taxes                                                              1,619             821
  Accrued interest                                                             332             207
  Accrued store closure costs                                                   --           3,254
  Other accrued expenses                                                     6,911           4,393
                                                                          --------        --------
    Total current liabilities                                               55,479          39,822

Obligations under capital leases                                             2,808              --
Other                                                                          541             250
                                                                          --------        --------
Total liabilities not subject to settlement under
  reorganization proceedings                                                58,828          40,072
                                                                          --------        --------
Liabilities subject to settlement under
  reorganization proceedings                                               103,733         104,845
                                                                          --------        --------

Stockholders' Equity (Deficit):
  Common stock, $0.01 par value, 40,000,000 shares authorized,
   17,900,053 and 17,899,549 shares issued and outstanding
   as of August 3, and February 3, respectively                                179             179
  Additional paid-in capital                                                62,949          62,921
  Minimum pension liability adjustment                                        (250)           (250)
  Accumulated deficit                                                     (114,900)       (105,406)
                                                                          --------        --------

    Total stockholders' equity (deficit)                                   (52,022)        (42,556)
                                                                          --------        --------

      Total liabilities and stockholders' equity (deficit)                $110,539        $102,361
                                                                          --------        --------
                                                                          --------        --------

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


                                                              QUARTER ENDED
                                                           --------------------
                                                           AUGUST 3,   JULY 29,
                                                              1996       1995
                                                           ---------   --------
Revenues                                                  $  49,657   $  47,711
Cost of merchandise sold                                     31,607      30,779
                                                          ---------   ---------

  Gross profit                                               18,050      16,932
                                                          ---------   ---------

Operating and administrative expenses                        17,201      16,829
Depreciation and amortization                                 2,000       2,267
                                                          ---------   ---------

Operating costs                                              19,201      19,096
                                                          ---------   ---------

Loss from operations before other income (expense) and
  reorganization expenses                                    (1,151)     (2,164)

Other income (expense):
  Interest expense (contractual interest of $3.4 million
    in 1996 and 1995)                                        (1,257)     (1,214)
  Other                                                           2         124
                                                          ---------   ---------

Loss from operations before reorganization expenses          (2,406)     (3,254)

Reorganization expenses                                         985         640
                                                          ---------   ---------

Net loss                                                     (3,391)     (3,894)

Accumulated deficit, beginning of period                   (111,509)    (89,102)
                                                          ---------   ---------

Accumulated deficit, end of period                        ($114,900)   ($92,996)
                                                          ---------   ---------
                                                          ---------   ---------


Net loss per common share                                    ($0.19)     ($0.22)
                                                          ---------   ---------
                                                          ---------   ---------


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



                                                           SIX MONTHS ENDED
                                                          ---------------------
                                                          AUGUST 3,    JULY 29,
                                                            1996         1995
                                                          ---------    --------
Revenues                                                  $  87,579    $  84,393
Cost of merchandise sold                                     55,954       55,496
                                                          ---------    ---------

  Gross profit                                               31,625       28,897
                                                          ---------    ---------

Operating and administrative expenses                        32,977       33,198
Depreciation and amortization                                 4,037        4,761
                                                          ---------    ---------

  Operating costs                                            37,014       37,959
                                                          ---------    ---------

Loss from operations before other income (expense) and
  reorganization expenses                                    (5,389)      (9,062)

Other income (expense):
  Interest expense (contractual interest of $6.8 million
    and $6.7 million in 1996 and 1995, respectively)         (2,455)      (2,313)
  Other                                                           5          150
                                                          ---------    ---------

Loss from operations before reorganization expenses          (7,839)     (11,225)

Reorganization expenses                                       1,655        1,240
                                                          ---------    ---------

Net loss                                                     (9,494)     (12,465)

Accumulated deficit, beginning of period                   (105,406)     (80,531)
                                                          ---------    ---------

Accumulated deficit, end of period                        ($114,900)    ($92,996)
                                                          ---------    ---------
                                                          ---------    ---------


Net loss per common share                                    ($0.53)      ($0.70)
                                                          ---------    ---------
                                                          ---------    ---------


  The accompanying notes are an integral part of these financial statements.

                             LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                              SIX MONTHS ENDED
                                                                            --------------------
                                                                            AUGUST 3,   JULY 29,
                                                                              1996        1995
                                                                            ---------   --------

Cash flows from operating activities:
  Net loss                                                                    ($9,494)  ($12,465)

Adjustments to reconcile net loss to net cash used in
  operating activities before reorganization items:
  Depreciation and amortization                                                 4,037      4,761
  Reorganization expenses                                                       1,655      1,240
  Increase in accounts receivable                                              (1,371)    (4,398)
  Increase in inventories                                                     (14,812)    (7,557)
  Decrease (increase) in prepaid expenses and other                               (33)     1,019
  Increase in accounts payable                                                  7,599      9,087
  Increase in accrued interest                                                    124         90
  Increase in accrued expenses                                                  3,403        375
  Other                                                                          (275)       (68)
                                                                             --------   ---------
    Net cash used in operating activities before reorganization items          (9,167)    (7,916)

Operating cash flows used by reorganization items:
Payments for professional fees and other expenses related to the
  Chapter 11 proceedings                                                       (1,360)    (1,270)
                                                                             --------   ---------
    Net cash used in operating activities                                     (10,527)    (9,186)
                                                                             --------   ---------

Cash flows from investing activities:
  Capital expenditures                                                           (335)      (656)
  Proceeds from sale of land and building                                       4,459         --
  Other                                                                            45       (297)
                                                                             --------   ---------
    Net cash provided by (used in) investing activities                         4,169       (953)
                                                                             --------   ---------

Cash flows from financing activities:
  Post-petition borrowings under working capital facility                     128,372    108,999
  Post-petition payments under working capital facility                      (120,576)  (104,266)
  Principal payments on obligations under capital leases                         (445)      (670)
  Other                                                                           (33)       (30)
                                                                             --------   ---------
    Net cash provided by financing activities                                   7,318      4,033
                                                                             --------   ---------

Net increase (decrease) in cash                                                   960     (6,106)

Cash, beginning of period                                                       1,581      7,972
                                                                             --------   ---------

Cash, end of period                                                            $2,541     $1,866
                                                                             --------   ---------
                                                                             --------   ---------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                       $2,489     $2,223
                                                                             --------   ---------
                                                                             --------   ---------

Supplemental disclosure of noncash investing and financing activities:
  Capital lease relating to sale-leaseback of Alderwood store                  $2,835         --
                                                                             --------   ---------
                                                                             --------   ---------

  The accompanying notes are an integral part of these financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    AUGUST 3, 1996

NOTE 1 - PETITION FOR RELIEF UNDER CHAPTER 11

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the
"Company") filed a voluntary petition for relief (the "Filing") under Chapter
11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy
Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession.
The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual Plan of Reorganization designed to enable the Company to emerge from Chapter 11 (the "Plan"). On August 23, 1996, the Plan was filed with the Court, along with the proposed disclosure statement relating to the Plan. The Plan and proposed disclosure statement are each subject to amendment, which amendments may be material. A hearing to consider approval of the proposed disclosure statement has been scheduled by the Court for October 24, 1996. At such time as a disclosure statement has been approved by the Court, the Plan and such disclosure statement will be transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. Following the period of solicitation of ballots, a hearing would be held by the Court to consider confirmation of the Plan. A confirmation hearing has been tentatively scheduled for January 6, 1997. The Plan provides that the Company's current equity holders will be substantially diluted. The confirmation and effectiveness of the Plan, the implementation of the Company's proposed business plan and the Company's proposed equity distribution are each subject to numerous uncertainties set forth in detail in the Plan and proposed disclosure statement. Accordingly, the value of the Company's common stock remains highly speculative.

In a Chapter 11 reorganization plan, the rights of the pre-Filing creditors may be significantly altered. Pre-Filing creditors may receive substantially less than the full face amount of claims. Certain pre-Filing creditors have filed claims with the Court substantially in excess of amounts reflected in the Company's financial statements. The Company continues to analyze and reconcile the claims filed by pre-Filing creditors with the Company's financial records, but believes it has made appropriate provision for all claims filed. However, no estimate of the amount of adjustments, if any, from recorded amounts, to amounts to be realized by pre-Filing creditors, is available at this time. These liabilities are included in the balance sheet as "liabilities subject to settlement under reorganization proceedings."

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

Pre-petition liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):

                                                                        AUGUST 3,    FEBRUARY 3,
                                                                           1996         1996
                                                                         --------     --------
Accounts payable and accrued liabilities                                 $ 23,167     $ 23,511
Capital lease obligations                                                  11,600       12,321
10-1/4% Notes (including pre-petition accrued interest) related party      67,576       67,576
13-1/2% Notes (including pre-petition accrued interest)                       838          838
Notes payable                                                                 552          599
                                                                         --------     --------

                                                                         $103,733     $104,845
                                                                         --------     --------
                                                                         --------     --------

The reductions in capital lease obligations since February 3, 1996, consist of payments to landlords for store locations in the ordinary course of business operations of the Company.

In accordance with the Bankruptcy Code, the Company can seek Court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 case, a review is being undertaken of all the Company's obligations under its executory contracts. As of August 3, 1996, the Company has rejected 10 real property leases and certain executory contracts and assumed 5 leases (with certain conditions and limitations). The Plan provides for the assumption or rejection of other executory contracts and leases which have not been previously assumed or rejected.

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

OTHER

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of Statement No. 121 is required in the Company's fiscal year ending February 1, 1997. Based on estimates by management as of August 3, 1996, the adoption of this standard has not had a material effect on the financial position, results of operations, or liquidity of the Company. However, if the Company is not successful in implementing it's plans, as discussed in Note 1, future application of Statement No. 121 could have a material impact on the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the quarter ended July 29, 1995 in order to conform with the financial statements for the quarter ended August 3, 1996.

NOTE 3 - LOAN AND SECURITY AGREEMENTS

On February 17, 1995, the Company received approval from the Court for a Loan and Security Agreement (the "Old DIP Facility") with Foothill Capital Corporation ("Foothill"). The Old DIP Facility provided for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15.0 million of letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. The Old DIP Facility provided that interest would accrue at the rate of 3% per annum in excess of the Reference Rate (as defined therein), payable monthly in arrears. The Old DIP Facility also provided that in the event of a default in the payment of any amount due thereunder, the interest rate on such defaulted amount would be 4.5% per annum in excess of the Reference Rate, payable on demand. At June 4, 1996, the date the Company ended its financing agreement with Foothill, the Reference Rate was 8.25%.

The Company paid Foothill $80,000 upon the closing of the Old DIP Facility in February 1995 and the additional closing fees totaling $240,000, all of which had been paid as of March 31, 1996. Fees payable under the Old DIP Facility consisted primarily of monthly payments equal to 1/2% of the average unused borrowing capacity and quarterly payments equal to 1/4% of the borrowing capacity for each quarterly renewal period.

The obligations of the Company under the Old DIP Facility were collateralized by, among other things, inventory and certain real property. The Old DIP Facility imposed limitations on the Company with respect to, among other things, (i) the creation or incurrence of liens, (ii) consolidations, mergers and sales of assets, (iii) the incurrence of guarantees or other contingent obligations, (iv) capital expenditures in excess of specified levels, (v) the creation or incurrence of any indebtedness for borrowed money or the payment of principal of or interest on any prepetition indebtedness, (vi) the prepayment of certain indebtedness and (vii) transactions with affiliates. Additionally, the Company was required to maintain a minimum net worth of $10.0 million (as defined in the Old DIP Facility to exclude, among other items, reorganization expenses, certain liabilities incurred prior to the Filing, reduction in goodwill, charges for store closure and non-cash interest).

The Old DIP Facility had been extended from its initial maturity date of May 17, 1996 to the earlier of August 17, 1996 (with provisions for two additional quarterly renewals) or the effective date of the Company's plan of reorganization. However, on June 4, 1996, the Company entered into loan and security agreements with the First National Bank of Boston ("FNBB") replacing the Company's debtor-in-possession financing agreement with Foothill, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Foothill financing was terminated, the Company was in violation of the net worth covenant in the Old DIP Facility.

Pursuant to the new loan and security agreement with FNBB (the "FNBB Facility"), the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding or until June 30, 1997. Subject to FNBB's approval of a plan of reorganization and other specified conditions, the FNBB Facility will continue for a two year period following the effective date of a plan of reorganization.

The FNBB Facility provides that for Base Rate loans interest will accrue at the rate of 1.5% per annum in excess of the Base Rate (as defined therein), payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i) 3.0% per annum in excess of the Base Rate and
(ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment after the Plan is approved and other conditions described in the FNBB Facility have occurred based on financial ratios of the Company specified in the FNBB Facility. At August 3, 1996, the Base Rate was 8.25% and the Eurodollar Base Rates ranged from 5.44% to 5.56%.

The Company has paid FNBB $171,200 in fees for the FNBB Facility as of August 3, 1996. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility in the amount of $560,000 which shall be payable as follows:
(a) if the conditions are satisfied prior to December 31, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1996 (or, if earlier, the time of termination of the commitments), or (b) if the conditions are satisfied on or after December, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

Borrowings under the FNBB Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted under the FNBB Facility. The FNBB Facility is secured by inventory and substantially all other assets and is an allowed administrative expense claim with super priority over other administrative expenses in the Chapter 11 case. The FNBB Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain
operating and financial covenants (as described therein).   Although the
Company failed to comply with certain covenants related to inventory levels, the Company requested and received a waiver relating to such breaches for the months ending July 6, 1996 and August 3, 1996.

NOTE 4 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock equivalents, represented by stock options and warrants were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion would be anti-dilutive. The weighted average number of shares outstanding for the quarter and six months ended August 3, 1996 were 17,899,970 and 17,899,759, respectively.

The weighted average number of shares outstanding for the quarter and six months ended July 29, 1995 were 17,890,559 and 17,889,167, respectively.

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

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession.
The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual Plan of Reorganization designed to enable the Company to emerge from Chapter 11 (the "Plan"). On August 23, 1996, the Plan was filed with the Court, along with the proposed disclosure statement relating to the Plan. The Plan and proposed disclosure statement are each subject to amendment, which amendments may be material. A hearing to consider approval of the proposed disclosure statement has been scheduled by the Court for October 24, 1996. At such time as a disclosure statement has been approved by the Court, the Plan and such disclosure statement will be transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. Following the period of solicitation of ballots, a hearing would be held by the Court to consider confirmation of the Plan. A confirmation hearing has been tentatively scheduled for January 6, 1997. The Plan provides that the Company's current equity holders will be substantially diluted. The confirmation and effectiveness of the Plan, the implementation of the Company's proposed business plan and the Company's proposed equity distribution are each subject to numerous uncertainties set forth in detail in the Plan and proposed disclosure statement. Accordingly, the value of the Company's common stock remains highly speculative.

In a Chapter 11 reorganization plan, the rights of the pre-Filing creditors may be significantly altered. Pre-Filing creditors may receive substantially less than the full face amount of claims. Certain pre-Filing creditors have filed claims with the Court substantially in excess of amounts reflected in the Company's financial statements. The Company continues to analyze and reconcile the claims filed by pre-Filing creditors with the Company's financial records, but believes it has made appropriate provision for all claims filed. However, no estimate of the amount of adjustments, if any, from recorded amounts, to amounts to be realized by pre-Filing creditors, is available at this time. These liabilities are included in the balance sheet as "liabilities subject to settlement under reorganization proceedings."

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

Management believes that Lamonts has made substantial progress in the period since the Filing. The Company has closed unprofitable stores, eliminated unprofitable merchandise lines, added a home decor line, replaced its shoe licensee and reduced operating expenses. In addition, management implemented new merchandising strategies designed to: (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base, (ii) reduce cash operating expenses, and (iii) increase inventory turns to improve the Company's performance. The Company also has initiated a policy to mark-down and clear out any unsold merchandise within its respective season. As a result, the age and quality of inventory has been improved significantly.

On June 4, 1996, the Company entered into a new loan and security agreement (the "FNBB Facility") with the First National Bank of Boston ("FNBB") replacing the Company's existing loan agreement (the "Old DIP Facility") with Foothill Capital Corporation ("Foothill"), after a hearing by the Court and the entering of an order approving such financing. See "Liquidity and Capital Resources" herein.

RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the quarter ("2nd Quarter 1996") and six month period ("YTD 1996") ended August 3, 1996 compared to the quarter ("2nd Quarter 1995") and six month period ("YTD 1995") ended July 29, 1995.

REVENUES. Revenues of $49.7 million for the 2nd Quarter 1996 increased 4.1% on a total store basis from $47.7 million for the 2nd Quarter 1995. Comparable store revenues (i.e., stores open for at least a year) increased 5.7% for the 2nd Quarter 1996 as compared to 2nd Quarter 1995. Revenues of $87.6 million for YTD 1996 increased 3.8% on a total store basis from $84.4 million for YTD 1995. Comparable store revenues increased 5.6% for YTD 1996 as compared to YTD 1995. Management believes that revenues have increased due to increased levels of inventory and overall improvement in the quality of the merchandise offered in the stores compared to the prior year periods. In addition, the Company's new merchandising strategy has resulted in quicker turnover of certain categories of merchandise, and the strength of the home decor department has resulted in increased sales.

GROSS PROFIT. Gross profit, as a percentage of revenues, increased to 36.4% during the 2nd Quarter 1996 compared to 35.5% during the 2nd Quarter 1995. Gross profit, as a percentage of revenues, increased to 36.1% for YTD 1996 compared to 34.2% for YTD 1995. The increase in gross profit resulted primarily from (i) policies implemented to establish more competitive pricing strategies and (ii) management's purchasing strategies, which have decreased the cost of merchandise sold.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $17.2 million for the 2nd Quarter 1996 increased 2.2% from $16.8 million for the 2nd Quarter 1995. The increase of $0.4 million primarily relates to
(i) an increase in advertising expense of $0.9 million and (ii) an increase in rent of $0.3 million, offset by a reduction in payroll costs of $0.6 million due to a reduction in employees and operating costs attributable to closed stores operating expense in the 2nd Quarter 1995, accounting for approximately $0.3 million.

Operating and administrative expenses of $33.0 million for YTD 1996 decreased 0.7% from $33.2 million for YTD 1995. The decrease of $0.2 million primarily relates to (i) a reduction in operating costs attributable to closed stores operating in the YTD 1995, accounting for approximately $0.8 million and (ii) lower payroll costs of $1.2 million due to a reduction in employees, offset by an increase in advertising expense of $1.5 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.0 million for the 2nd Quarter 1996 decreased $0.3 million as compared to $2.3 million for the 2nd Quarter 1995. Depreciation and amortization expense of $4.0 million for YTD 1996 decreased $0.8 million as compared to $4.8 million for YTD 1995. The decrease primarily relates to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

INTEREST EXPENSE. Interest expense of $1.3 million for the 2nd Quarter 1996 increased $0.1 million from $1.2 million for the 2nd Quarter 1995. Interest expense of $2.5 million for YTD 1996 increased $0.2 million from $2.3 million for YTD 1995. The increase primarily relates to increased borrowing levels under the Company's working capital facility, offset by lower interest rates.

REORGANIZATION EXPENSES. Reorganization expenses of $1.0 million for the 2nd Quarter 1996 increased $0.4 million from $0.6 million for the 2nd Quarter 1995. The YTD 1996 expense of $1.7 million increased $0.5 million from $1.2 million for the YTD 1995. The reorganization expenses represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees and severance costs. The increase from the prior periods consists of higher professional fees related to the preparation and filing of the Plan and related proposed disclosure statement and the FNBB Facility.

NET LOSS. The Company reported a net loss of $3.4 million for the 2nd Quarter 1996 as compared to a net loss of $3.9 million for the 2nd Quarter 1995. The loss for the 2nd Quarter 1996 decreased $0.5 million from the prior period primarily due to (i) $1.1 million increase in gross profit and
(ii) $0.3 million decrease in depreciation and amortization expense, offset by (iii) an increase of $0.4 million in operating expenses and (iv) an increase of $0.4 million in reorganization expenses.

The YTD 1996 loss of $9.5 million decreased $3.0 million from the loss of $12.5 million for YTD 1995. The reduction for YTD 1996 resulted from (i) $2.7 million increase in gross profit, (ii) $0.2 million decrease in operating and administrative expenses, (iii) $0.8 million decrease in depreciation and amortization expense, offset by $0.4 million increase in reorganization expenses and $0.3 million increase in net other income (expense).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $9.2 million of cash for operating activities before reorganization items for YTD 1996, an increase of $1.2 million as compared to $7.9 million used for YTD 1995. Increases in funds were used primarily to pay down trade payables and to increase inventory levels.

The Company received $4.2 million of cash in investing activities for YTD 1996 as compared to using $1.0 million for YTD 1995. The difference of $5.2 million results primarily from net sale proceeds of $4.5 million received from the sale-leaseback of the Company's Alderwood store during YTD 1996.

The $3.3 million increase in cash provided by financing activities is primarily due to increased borrowings under the Company's working capital facilities during YTD 1996 as compared to YTD 1995, which cash was primarily used to increase inventory levels.

As of August 3, 1996, the Company had $2.5 million of cash and an additional $0.8 million of current restricted cash, representing the prefunding of payroll and taxes in connection with the Filing.

CAPITAL RESOURCES

On February 17, 1995, the Company received approval from the Court for a Loan and Security Agreement with Foothill. The Old DIP Facility provided for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15.0 million of letters of credit ("borrowing capacity"), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. The Old DIP Facility had been extended from its initial maturity date of May 17, 1996 to the earlier of August 17, 1996 (with provisions for two additional quarterly renewals) or the effective date of the Company's plan of reorganization. However, on June 4, 1996, the Company entered into the FNBB Facility with FNBB replacing the Old DIP Facility, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Foothill financing was terminated, the Company was in violation of the net worth covenant in Old DIP Facility.

Pursuant to the FNBB Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding or until June 30, 1997. Subject to FNBB's approval of a plan of reorganization and other specified conditions, the FNBB Facility will continue for a two year period following the effective date of a plan of reorganization.

The FNBB Facility provides that for Base Rate loans interest will accrue at the rate of 1.5% per annum in excess of the Base Rate (as defined therein), payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i) 3.0% per annum in excess of the Base Rate and
(ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment after the plan of reorganization is approved and other conditions described in the FNBB Facility have occurred based on financial ratios of the Company specified in the FNBB Facility. At August 3, 1996, the Base Rate was 8.25% and the Eurodollar Rates ranged from 5.44% to 5.56%.

The Company has paid FNBB $171,200 in fees for the FNBB Facility as of August 3, 1996. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility in the amount of $560,000 which shall be payable as follows:
(a) if the conditions are satisfied prior to December 31, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1996 (or, if earlier, the time of termination of the commitments), or (b) if the conditions are satisfied on or after December, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

Borrowings under the FNBB Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and expenditures permitted under the FNBB Facility. The FNBB Facility is secured by inventory and substantially all other assets and is an allowed administrative expense claim with super priority over other administrative expenses in the Chapter 11 case. The FNBB Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain
operating and financial covenants (as described therein).   Although the
Company failed to comply with certain covenants related to inventory levels, the Company requested and received a waiver relating to such breaches for the months ending July 6, 1996 and August 3, 1996.

As of September 11, 1996, the Company had $26.7 million of borrowings outstanding under the FNBB Facility with additional borrowing capacity thereunder of $4.2 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the FNBB Facility (ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is highly dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company is able to obtain its expected trade credit terms, the Company believes that borrowings under the FNBB Facility and cash generated from operations will provide the cash necessary to fund the Company's immediate cash requirements.

On August 23, 1996, the Company filed the Plan and related proposed disclosure statement with the Court. The adequacy of the Company's long-term capital resources and liquidity will depend on whether and when the Plan is confirmed and upon the terms thereof, which are subject to material amendment.

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

                               PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Other than as set forth herein, no material change has occurred in the litigation described in "Item 3 - Legal Proceedings" on pages 7 through 9 of the Company's Annual Report on Form 10-K for the Year ended February 3, 1996, which is incorporated herein by reference.

In addition to matters mentioned elsewhere in this Quarterly Report, in connection with the Filing, the following has been filed in the Court:

- - On August 23, 1996, the Plan was filed with the Court, along with the proposed disclosure statement relating to the Plan. The Plan and proposed disclosure statement are each subject to amendment, which amendments may be material. A hearing to consider approval of the proposed disclosure statement has been scheduled by the Court for October 24, 1996. At such time as a disclosure statement has been approved by the Court, the Plan and such disclosure statement will be transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. Following the period of solicitation of ballots, a hearing would be held by the Court to consider confirmation of the Plan. A confirmation hearing has been tentatively scheduled for January 6, 1997.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of August 3, 1996) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of August 3, 1996) (see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

During the Quarter ended August 3, 1996, the Company failed to comply with certain covenants related to inventory levels contained in the FNBB Facility. As a result, the Company requested and received a waiver relating to such breaches for the months ending July 6, 1996 and August 3, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         EXHIBIT NO.    DESCRIPTION OF EXHIBIT

         10.1           - Waiver dated August 3, 1996 between First National
                          Bank of Boston and Lamonts Apparel, Inc.

         27.1           - Financial Data Schedule.

         99.1           - Debtor's Plan of Reorganization Under Chapter 11 of
                          the Bankruptcy Code

         99.2           - Submission of "(Proposed) Disclosure Statement re
                          Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code"

         99.3           - Plan Documentary Supplement

(b) Reports filed on Form 8-K:

         None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Registrant:             LAMONTS APPAREL, INC.



Date: September 11, 1996                     By: /s/ Debbie Brownfield
                                             ------------------------------
                                             Debbie Brownfield
                                             Senior Vice President - Finance
                                             Chief Financial Officer