Form 10-Q
period 1996-11-02
LAMONTS APPAREL INC
filed 1996-12-17
CIK 785962

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                            -------------------------

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 2, 1996

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

                                    Yes   /X/     No
                                          ---          ---


As of December 11, 1996, there were 17,900,053 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            Exhibit Index on Page 16

                                     Page 1

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q
                                NOVEMBER 2, 1996


                                      INDEX


Part I.  Financial Information                                          Page
  Item 1 Consolidated Financial Statements                              ----

         - Consolidated Balance Sheets - November 2, 1996 and             3
              February 3, 1996

         - Consolidated Statements of Operations and Accumulated
              Deficit for the three months ended November 2, 1996 and     4
              October 28, 1995

         - Consolidated Statements of Operations and Accumulated
              Deficit for the nine months ended November 2, 1996 and      5
              October 28, 1995

         - Consolidated Statements of Cash Flows for the nine months
              ended November 2, 1996 and October 28, 1995                 6

         - Notes to Consolidated Financial Statements                     7

  Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11


Part II.  Other Information

  Item 1 - Legal Proceedings                                              16

  Item 3 - Defaults Upon Senior Securities                                16

  Item 6 - Exhibits and Reports on Form 8-K                               16

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     NOVEMBER 2,    FEBRUARY 3,
                                                                                        1996           1996
                                                                                    ------------    -----------
  Current Assets:
  Cash                                                                                   $2,694          $1,581
  Receivables - net                                                                       2,478           2,458
  Inventories                                                                            52,770          30,401
  Prepaid expenses and other                                                              2,315           2,076
  Restricted cash                                                                         1,217           1,058
                                                                                    -----------     -----------
    Total current assets                                                                 61,474          37,574

Property and equipment - net of accumulated depreciation and amortization
  $26,656 and $23,041 as of November 2 and February 3, respectively                      33,789          42,083
Leasehold interests                                                                       4,217           4,570
Excess of cost over net assets acquired - net                                            13,007          13,278
Deferred financing costs - net                                                            2,170           2,713
Restricted cash                                                                           1,139           1,278
Other assets                                                                                981             865
                                                                                    -----------     -----------

      Total assets                                                                     $116,777        $102,361
                                                                                    -----------     -----------
                                                                                    -----------     -----------

Liabilities not subject to settlement under reorganization proceedings:
Current Liabilities:
  Borrowings under DIP Facility                                                         $29,565         $20,334
  Accounts payable                                                                       24,400           8,417
  Accrued payroll and related costs                                                       2,564           2,396
  Accrued taxes                                                                           1,187             821
  Accrued interest                                                                          526             207
  Accrued store closure costs                                                             4,244           3,254
  Other accrued expenses                                                                  5,802           4,393
                                                                                    -----------     -----------
    Total current liabilities                                                            68,288          39,822

Obligations under capital leases                                                          2,808              --
Other                                                                                       547             250
                                                                                    -----------     -----------
    Total liabilities not subject to settlement under reorganization proceedings         71,643          40,072
                                                                                    -----------     -----------

Liabilities subject to settlement under reorganization proceedings                      103,538         104,845
                                                                                    -----------     -----------
Stockholders' Equity (Deficit):
  Common stock, $0.01 par value, 40,000,000 shares authorized, 17,900,053 and
    17,899,549 shares issued and outstanding as of November 2 and February 3,
    respectively                                                                            179             179
  Additional paid-in capital                                                             62,963          62,921
  Minimum pension liability adjustment                                                     (250)           (250)
  Accumulated deficit                                                                  (121,296)       (105,406)
                                                                                    -----------     -----------

    Total stockholders' equity (deficit)                                                (58,404)        (42,556)
                                                                                    ----------      ----------

      Total liabilities and stockholders' equity (deficit)                             $116,777        $102,361
                                                                                    -----------     -----------
                                                                                    -----------     -----------

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


                                                                                                              QUARTER ENDED
                                                                                                     -------------------------------
                                                                                                     NOVEMBER 2,         OCTOBER 28,
                                                                                                        1996                1995
                                                                                                     -----------         -----------
Revenues                                                                                               $50,705             $49,802
Cost of merchandise sold                                                                                32,283              32,162
                                                                                                     ---------           ---------
  Gross profit                                                                                          18,422              17,640
                                                                                                     ---------           ---------

Operating and administrative expenses                                                                   16,504              18,172
Depreciation and amortization                                                                            2,015               2,300
                                                                                                     ---------           ---------

  Operating costs                                                                                       18,519              20,472
                                                                                                     ---------           ---------

Loss from operations before other income (expense)
    and reorganization expenses                                                                            (97)             (2,832)

Other income (expense):
  Interest expense (contractual interest of $3.5 million
    in 1996 and $3.6 million in 1995)                                                                   (1,318)             (1,416)
Other                                                                                                        3                  33
                                                                                                     ---------           ---------

Loss from operations before reorganization expenses                                                     (1,412)             (4,215)

Reorganization expenses                                                                                  4,984                 728
                                                                                                     ---------           ---------

Net loss                                                                                                (6,396)             (4,943)

Accumulated deficit, beginning of period                                                              (114,900)            (91,850)
                                                                                                     ---------           ---------

Accumulated deficit, end of period                                                                   ($121,296)           ($96,793)
                                                                                                     ---------           ---------
                                                                                                     ---------           ---------


Net loss per common share                                                                               ($0.36)             ($0.28)
                                                                                                     ---------           ---------
                                                                                                     ---------           ---------


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

                                                                                                        NINE MONTHS ENDED
                                                                                                --------------------------------
                                                                                                NOVEMBER 2,        OCTOBER 28,
                                                                                                   1996               1995
                                                                                                -----------        -----------
Revenues                                                                                         $138,284            $134,196
Cost of merchandise sold                                                                           88,237              87,658
                                                                                                ---------          ----------

  Gross profit                                                                                     50,047              46,538
                                                                                                ---------          ----------

Operating and administrative expenses                                                              49,482              51,371
Depreciation and amortization                                                                       6,051               7,061
                                                                                                ---------          ----------

  Operating costs                                                                                  55,533              58,432
                                                                                                ---------          ----------

Loss from operations before other income
    (expense) and reorganization expenses                                                          (5,486)            (11,894)

Other income (expense):
  Interest expense (contractual interest of
    $10.3 million in 1996 and $10.2 million in 1995)                                               (3,773)             (3,729)
  Other                                                                                                 8                 183
                                                                                                ---------          ----------

Loss from operations before reorganization expenses                                                (9,251)            (15,440)

Reorganization expenses                                                                             6,639               1,968
                                                                                                ---------          ----------

Net loss                                                                                          (15,890)            (17,408)

Accumulated deficit, beginning of period                                                         (105,406)            (79,385)
                                                                                                ---------          ----------

Accumulated deficit, end of period                                                              ($121,296)           ($96,793)
                                                                                                ---------          ----------
                                                                                                ---------          ----------


Net loss per common share                                                                          ($0.89)             ($0.97)
                                                                                                ---------          ----------
                                                                                                ---------          ----------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                   ------------------------------
                                                                                     NOVEMBER 2,     OCTOBER 28,
                                                                                        1996            1995
                                                                                   --------------  --------------
Cash flows from operating activities:
   Net loss                                                                            ($15,890)      ($17,408)

   Adjustments to reconcile net loss to net cash used in operating activities before reorganization items:
      Depreciation and amortization                                                       6,051          7,061
      Reorganization expenses                                                             6,639          1,968
      Increase in accounts receivable                                                       (43)          (461)
      Increase in inventories                                                           (23,211)       (13,949)
      Decrease (increase) in prepaid expenses and other                                    (700)         1,668
      Increase in accounts payable                                                       15,983         10,487
      Increase in accrued interest                                                          319            142
      Increase in accrued expenses                                                        1,684          1,022
      Other                                                                                 (35)        (1,500)
                                                                                     ----------     ----------
         Net cash used in operating activities before reorganization items               (9,203)       (10,970)

   Operating cash flows used by reorganization items:
   Payments for professional fees and other expenses related to the
      Chapter 11 proceedings                                                             (2,195)        (2,059)
                                                                                     ----------     ----------
         Net cash used in operating activities                                          (11,398)       (13,029)
                                                                                     ----------     ----------

Cash flows from investing activities:
   Capital expenditures                                                                    (525)        (1,088)
   Proceeds from sale of land and building                                                4,459             --
   Other                                                                                     45           (502)
                                                                                     ----------     ----------
      Net cash provided by (used in) investing activities                                 3,979         (1,590)
                                                                                     ----------     ----------

Cash flows from financing activities:
   Post-petition borrowings under working capital facility                              187,979        171,204
   Post-petition payments under working capital facility                               (178,748)      (161,175)
   Principal payments on obligations under capital leases                                  (650)          (946)
   Other                                                                                    (49)           (46)
                                                                                     ----------     ----------
      Net cash provided by financing activities                                           8,532          9,037
                                                                                     ----------     ----------

Net increase (decrease) in cash                                                           1,113         (5,582)

Cash, beginning of period                                                                 1,581          7,972
                                                                                     ----------     ----------

Cash, end of period                                                                      $2,694         $2,390
                                                                                     ----------     ----------
                                                                                     ----------     ----------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                $3,615         $3,587
                                                                                     ----------     ----------
                                                                                     ----------     ----------

Supplemental disclosure of noncash investing and financing activities:
   Capital lease relating to sale-leaseback of Alderwood store                           $2,835             --
                                                                                     ----------     ----------
                                                                                     ----------     ----------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 2, 1996

NOTE 1 - PETITION FOR RELIEF UNDER CHAPTER 11

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession.
The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter 11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to that plan.
On October 23, 1996, an amended plan of reorganization (the "Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement have been transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan has been scheduled by the Court for January 6, 1997. The Plan provides that the Company's current equity holders will be substantially diluted. The confirmation and effectiveness of the Plan, the implementation of the Company's proposed business plan and the Company's proposed equity distribution are each subject to numerous uncertainties set forth in detail in the Plan and Disclosure Statement, and the Plan is subject to modification and/or withdrawal. Accordingly, the value of the Company's common stock remains highly speculative.

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

Pre-petition liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):

                                                   NOVEMBER 2,     FEBRUARY 3,
                                                      1996            1996
                                                   ------------    ------------
     Accounts payable and accrued liabilities           $23,194         $23,511
     Capital lease obligations                           11,395          12,321
     10-1/4% Notes (including pre-petition
      accrued interest) related party                    67,576          67,576
     13-1/2% Notes (including pre-petition
      accrued interest)                                     838             838
     Notes payable                                          535             599
                                                   ------------    ------------

                                                       $103,538        $104,845
                                                   ------------    ------------
                                                   ------------    ------------

The reductions in capital lease obligations since February 3, 1996, consist of payments to landlords for store locations in the ordinary course of business operations of the Company.

In accordance with the Bankruptcy Code, the Company can seek Court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 case, a review has been undertaken of all the Company's obligations under its executory contracts. As of November 2, 1996, the Company has rejected 10 real property leases and certain executory contracts and assumed 5 leases (with certain conditions and limitations).
The Company has filed with the Court a motion for approval of the rejection of four additional leases for stores the Company is currently in the process of closing. A hearing on the motion is scheduled for December 20, 1996. The
Plan provides for the assumption or rejection of other executory contracts and leases which have not been previously assumed or rejected.

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

OTHER

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of Statement No. 121 is required in the Company's fiscal year ending February 1, 1997. Based on estimates by management as of November 2, 1996, the adoption of this standard has not had a material effect on the financial position, results of operations, or liquidity of the Company.
However, if the Company is not successful in implementing it's plans as discussed in Note 1, future application of statement 121 could have a material impact on the Company.


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


The Old DIP Facility had been extended from its initial maturity date of May 17, 1996 to the earlier of August 17, 1996 (with provisions for two additional quarterly renewals) or the effective date of the Company's plan of reorganization. However, on June 4, 1996, the Company entered into a loan and security agreement (the "FNBB Facility") with the First National Bank of
Boston ("FNBB") replacing the Old DIP Facility, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Old DIP Facility was terminated, the Company was in violation of the net worth maintenance covenant in the Old DIP Facility.

Pursuant to the FNBB Facility the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding or until June 30, 1997, whichever is sooner. Effective November 8, 1996, the agreement was amended to increase the Company's borrowing limit from $32 million to $35 million to accommodate seasonal requirements for the Company's holiday season purchases. The borrowing limit will revert to $32 million on December 15, 1996. In addition, during the period beginning on December 15, 1996 and ending on January 31, 1997, the Company is required to maintain the aggregate amount of outstanding borrowings under the FNBB Facility at no more than $21.5 million for a period of 30 consecutive days. Subject to FNBB's approval of a plan of reorganization and other specified conditions, the FNBB Facility will continue for a two year period following the effective date of a plan of reorganization.

The FNBB Facility provides that for Base Rate (as defined therein), loans interest will accrue at the rate of 1.5% per annum in excess of the Base Rate payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i) 3.0% per annum in excess of the Base Rate and (ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment after the Plan is approved and other conditions described in the FNBB Facility have occurred based on financial ratios of the Company specified in the FNBB Facility. At November 2, 1996, the Base Rate was 8.25% and the Eurodollar Rates ranged from 5.25% to 5.75%.

The Company has paid FNBB $ 235,000 in fees for the FNBB Facility as of November 2, 1996. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility in the amount of $560,000 which shall be payable as follows: (a) if the conditions are satisfied prior to December 31, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1996 (or, if earlier, the time of termination of the commitments), or (b) if the conditions are satisfied on or after December 31, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

Borrowings under the FNBB Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted under the FNBB Facility. The FNBB Facility is secured by inventory and substantially all other assets and is an allowed administrative expense claim with super priority over other administrative expenses in the Chapter 11 case. The FNBB Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain operating and financial covenants (as described therein). Although the Company failed to comply with certain covenants related to inventory levels for the months ending July 6, 1996 and August 3, 1996, the Company requested and received a waiver relating to such breaches.

NOTE 4 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock equivalents, represented by stock options and warrants were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion would be anti-dilutive. The weighted average number of shares outstanding for the quarter and nine months ended November 2, 1996 were 17,900,053 and 17,899,857, respectively.

The weighted average number of shares outstanding for the quarter and nine months ended October 28, 1995 were 17,896,363 and 17,891,566, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material adverse effect upon the distribution under the Plan by increasing the total amount of allowed general unsecured claims and could have a material adverse effect upon the Company's operating results during the period in which the litigation is resolved. (See also Part II, Item 1.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in management's Discussion and Analysis of Financial Condition and Results of Operations including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of a similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although it is no possible to itemize all the factors and specific events that could affect the outlook of the Company, factors that could significantly impact the expected results include, among others, (i) national and local general economic and market conditions, (ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of significant customers or suppliers, (vi) fluctuations in operating results, (vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, and (x) the confirmation of the Plan and the terms thereof. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any forward-looking statements contained or incorporated by reference herein to reflect untrue events or developments.

BACKGROUND

Lamonts Apparel, Inc. (the "Company") retails brand-name apparel and accessories for the entire family through its 42 full-line apparel stores. Lamonts currently operates in malls and regional shopping centers located in the states of Alaska, Idaho, Montana, Oregon, Utah and Washington. However, the Company expects that four stores will be closed by year end, including the Montana store.

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession.
The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter 11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to that plan.
On October 23, 1996, an amended plan of reorganization (the "Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement have been transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan has been scheduled by the Court for January 6, 1997.
 The Plan provides that the Company's current equity holders will be substantially diluted. The confirmation and effectiveness of the Plan, the implementation of the Company's proposed business plan and the Company's proposed equity distribution are each subject to numerous uncertainties set forth in detail in the Plan and Disclosure Statement, and the Plan is subject to modification and/or withdrawal. Accordingly, the value of the Company's common stock remains highly speculative.

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

As a result of the Filing, the Company is currently in default under the indentures governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10 1/4% Notes") and 13-1/2% Senior Subordinated Notes which were due February 1995 (the "13 1/2% Notes"). As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case.

Since February 3, 1996, the Company has closed one store and is in the process of closing four additional under-performing stores, with the approval of the Court. In connection with the closing of these four stores, located in Spokane, Washington; Twin Falls, Idaho; Missoula, Montana; and Hillsboro, Oregon; a reserve in the amount of $4.2 million has been established for the anticipated costs associated with closing these stores. The reserve was established in the quarter ended November 2, 1996, and is included in Reorganization expenses. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the quarter ("3rd Quarter 1996") and nine month period ("YTD 1996") ended November 2, 1996 compared to the quarter ("3rd Quarter 1995") and nine month period ("YTD 1995") ended October 28, 1995.

REVENUES. Revenues of $50.7 million for the 3rd Quarter 1996 increased 1.8% on a total store basis from $49.8 million for the 3rd Quarter 1995. Comparable store revenues (i.e., stores open for at least a year) increased 3.3% for the 3rd Quarter 1996 as compared to 3rd Quarter 1995. Revenues of $138.3 million for YTD 1996 increased 3.0% on a total store basis from $134.2 million for YTD 1995. Comparable store revenues increased 4.7% for YTD 1996 as compared to YTD 1995. Management believes that revenues have increased due to increased levels of inventory and overall improvement in the quality of the merchandise offered in the stores compared to the prior year periods. In addition, the Company's new merchandising strategy has resulted in quicker turnover of certain categories of merchandise, and the strength of the home decor department has resulted in increased sales.

GROSS PROFIT. Gross profit, as a percentage of revenues, increased to 36.3% during the 3rd Quarter 1996 compared to 35.4% during the 3rd Quarter 1995.
Gross profit, as a percentage of revenues, increased to 36.2% for YTD 1996 compared to 34.7% for YTD 1995. The increase in gross profit resulted primarily from (i) policies implemented to establish more competitive pricing strategies and (ii) management's purchasing strategies, which have decreased the cost of merchandise sold.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $16.5 million for the 3rd Quarter 1996 decreased 9.2% from $18.2 million for the 3rd Quarter 1995. The decrease of $1.7 million primarily relates to
(i) a decrease in advertising expense of $0.3 million (ii) a decrease in credit card fees of $0.3 million due to a decrease in the reserve for doubtful accounts (iii) a reduction in payroll costs of $0.6 million due to a reduction in employees and (iv) a reduction in operating costs attributable to closed stores operating in the 3rd Quarter 1995, accounting for approximately $0.4 million.

Operating and administrative expenses of $49.5 million for YTD 1996 decreased 3.7% from $51.4 million for YTD 1995. The decrease of $1.9 million primarily relates to (i) a reduction in operating costs attributable to closed stores operating in the YTD 1995, accounting for approximately $1.2 million and (ii) lower payroll costs of $1.8 million due to a reduction in employees, offset by an increase in advertising expense of $1.2 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.0 million for the 3rd Quarter 1996 decreased $0.3 million as compared to $2.3 million for the 3rd Quarter 1995. Depreciation and amortization expense of $6.0 million for YTD 1996 decreased $1.1 million as compared to $7.1 million for YTD 1995. The decrease primarily relates to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

INTEREST EXPENSE. Interest expense of $1.3 million for the 3rd Quarter 1996 decreased $0.1 million from $1.4 million for the 3rd Quarter 1995. Interest expense of $3.8 million for YTD 1996 increased $0.1 million from $3.7 million for YTD 1995. This primarily relates to increased borrowing levels under the Company's working capital facility, offset by lower interest rates.

REORGANIZATION EXPENSES. Reorganization expenses of $5.0 million for the 3rd Quarter 1996 increased $4.3 million from $0.7 million for the 3rd Quarter 1995. The YTD 1996 expense of $6.6 million increased $4.6 million from $2.0 million for the YTD 1995. The reorganization expenses represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees, store closure costs and severance costs. The increase from the prior periods consists of a $4.2 million store closure reserve established during the 3rd Quarter 1996 in anticipation of the costs to close four stores by year end and higher professional fees related to the preparation and filing of the Plan and related proposed disclosure statement and the FNBB Facility.

NET LOSS. The Company reported a net loss of $6.4 million for the 3rd Quarter 1996 as compared to a net loss of $4.9 million for the 3rd Quarter 1995. The loss for the 3rd Quarter 1996 increased $1.5 million from the prior period primarily due to an increase of $4.3 million in reorganization expenses for store closure reserve offset by (i) an increase of $0.8 million in gross profit,
(ii) a decrease of $0.3 million in depreciation and amortization expense and
(iii) a decrease of $1.7 million in operating expenses.

The YTD 1996 loss of $15.9 million decreased $1.5 million from the loss of $17.4 million for YTD 1995. The reduction for YTD 1996 resulted primarily from (i) $3.5 million increase in gross profit, (ii) $1.9 million decrease in operating and administrative expenses, and (iii) $1.0 million decrease in depreciation and amortization expense, offset by $4.7 million increase in reorganization expenses and $0.2 million increase in net other income (expense).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $9.2 million of cash for operating activities before reorganization items for YTD 1996, a decrease of $1.8 million as compared to $11.0 million used for YTD 1995. Decreases in funds used was primarily due to a decrease in net loss, offset by funds used to pay down trade payables and to increase inventory levels.

The Company received $4.0 million of cash in investing activities for YTD 1996 as compared to using $1.6 million for YTD 1995. The increase of $5.6 million results primarily from net sale proceeds of $4.5 million received from the sale-leaseback of the Company's Alderwood store during YTD 1996 and less capital expenditures.

The $0.5 million decrease in cash provided by financing activities is primarily due to decreased borrowings of $0.8 million under the Company's working capital facilities during YTD 1996 as compared to YTD 1995, offset by decreased payments of capital leases of $0.3 million.

As of November 2, 1996, the Company had $2.7 million of cash and an additional $1.2 million of current restricted cash, representing the prefunding of payroll and taxes in connection with the Filing.

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

Although Foothill had taken no action to declare the Company in default as of the date on which the Old DIP Facility was terminated, the Company was in violation of the net worth maintenance covenant in Old DIP Facility.

Pursuant to the FNBB Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding or until June 30, 1997. Effective November 8, 1996, the agreement was amended to increase the Company's borrowing limit from $32 million to $35 million to accommodate seasonal requirements for the Company's holiday season purchases. The borrowing limit will revert to $32 million on December 15, 1996. In addition, during the period beginning on December 15, 1996 and ending on January 31, 1997, the Company is required to maintain the aggregate amount of outstanding borrowings under the FNBB Facility at no more than $21.5 million for a period of 30 consecutive days. Subject to FNBB's approval of a plan of reorganization and other specified conditions, the FNBB Facility will continue for a two year period following the effective date of a plan of reorganization.

The FNBB Facility provides that for Base Rate loans interest will accrue at the rate of 1.5% per annum in excess of the Base Rate (as defined therein), payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i) 3.0% per annum in excess of the Base Rate and (ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment after the plan of reorganization is approved and other conditions described in the FNBB Facility have occurred based on financial ratios of the Company specified in the FNBB Facility. At November 2, 1996, the Base Rate was 8.25% and the Eurodollar Rates ranged from 5.25% to 5.75%.

The Company has paid FNBB $235,000 in fees for the FNBB Facility as of November 2, 1996. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility in the amount of $560,000 which shall be payable as follows: (a) if the conditions are satisfied prior to December 31, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1996 (or, if earlier, the time of termination of the commitments), or (b) if the conditions are satisfied on or after December 31, 1996, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

Borrowings under the FNBB Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and expenditures permitted under the FNBB Facility. The FNBB Facility is secured by inventory and substantially all other assets and is an allowed administrative expense claim with super priority over other administrative expenses in the Chapter 11 case. The FNBB Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain
operating and financial covenants (as described therein).   Although the
Company failed to comply with certain covenants related to inventory levels for the months ending July 6, 1996 and August 3, 1996, the Company requested and received a waiver relating to such breaches.

As of December 10, 1996, the Company had $27.2 million of borrowings outstanding under the FNBB Facility with additional borrowing availability thereunder of $7.8 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the FNBB Facility (ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is highly dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company is able to obtain its expected trade credit terms, the Company believes that borrowings under the FNBB Facility and cash generated from operations will provide the cash necessary to fund the Company's immediate cash requirements. The adequacy of the Company's long-term capital resources and liquidity will depend on whether and when the Plan is confirmed, as well as other factors.

In addition, on October 11, 1996, the Company retained an investment banking firm, with the approval of the Court, to raise additional equity capital to meet the Company's long-term liquidity requirements. However, there can be no assurances that the Company will be able to raise such equity capital, or regarding the terms on which such capital may be available.

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

In addition to matters mentioned elsewhere in this Quarterly Report, in connection with the Filing, the following has been filed in the Court:

- On August 23, 1996, a plan of reorganization was filed with the Court, along with the proposed disclosure statement relating to that plan.
     On October 23, 1996, an amended plan of reorganization (the "Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement have been transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan has been scheduled by the court for January 6, 1997.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of November 2, 1996) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of November 2, 1996) (see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          EXHIBIT NO.    DESCRIPTION OF EXHIBIT

          10.1      -    First Amendment dated November 8, 1996  to Loan and
                         Security Agreement dated June 4, 1996 between First
                         National Bank of Boston and Lamonts Apparel, Inc.

          27.1      -    Financial Data Schedule.

          99.1      -    Debtor's Amended Plan of Reorganization Under Chapter
                         11 of the Bankruptcy Code

          99.2      -    Amended Disclosure Statement re Debtor's Plan of
                         Reorganization Under Chapter 11 of the Bankruptcy Code

          99.3      -    Plan Documentary Supplement to Debtor's Amended Plan of
                         Reorganization under Chapter 11 of the Bankruptcy Code.

(b)  Reports filed on Form 8-K:

          None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Registrant:    LAMONTS APPAREL, INC.
                                   --------------------------------


Date: December 10, 1996            By: /s/ Debbie Brownfield
                                   --------------------------------
                                   Debbie Brownfield
                                   Senior Vice President - Finance
                                   Chief Financial Officer