Form 10-Q/A
period 1996-05-04
LAMONTS APPAREL INC
filed 1997-05-02
CIK 785962

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                          ----------------------------


                                  FORM 10-Q/A


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

                   3650  131st Avenue N.E., Bellevue, WA 98006
   (Former name, former address and former fiscal year, if changed since last report)


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

                            Exhibit Index on Page 14

                                     Page 1

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                         MAY 4,     FEBRUARY 3,
                                                          1996         1996
                                                       ---------    -----------
Current Assets:
   Cash                                                   $2,083         $1,581
   Receivables - net                                       2,256          2,458
   Inventories                                            34,973         30,401
   Prepaid expenses and other                              1,751          2,076
   Restricted cash                                           902          1,058
                                                       ---------    -----------
     Total current assets                                 41,965         37,574

Property and equipment - net of accumulated depreciation
   and amortization $23,066 and $23,041, respectively     35,086         42,083
Leasehold interests                                        3,830          4,570
Excess of cost over net assets acquired - net             11,862         13,278
Deferred financing costs - net                             2,532          2,713
Restricted cash                                            1,278          1,278
Other assets                                                 892            865
                                                       ---------    -----------

          Total assets                                  $ 97,445       $102,361
                                                       ---------    -----------
                                                       ---------    -----------

Liabilities not subject to settlement under
   reorganization proceedings:
Current Liabilities:
   Borrowings under DIP Facility                         $19,984        $20,334
   Accounts payable                                       12,637          8,417
   Accrued payroll and related costs                       1,841          2,396
   Accrued taxes                                           1,067            821
   Accrued interest                                          221            207
   Accrued store closure costs                                --          3,254
   Other accrued expenses                                  6,683          4,393
                                                       ---------    -----------
     Total current liabilities                            42,433         39,822

Obligations under capital leases                           2,808             --
Other                                                        472            250
                                                       ---------    -----------
     Total liabilities not subject to settlement under
       reorganization proceedings                         45,713         40,072
                                                       ---------    -----------
Liabilities subject to settlement under
   reorganization proceedings                            104,547        104,845
                                                       ---------    -----------

Stockholders' Equity (Deficit):
   Common stock, $0.01 par value, 40,000,000 shares
      authorized, 17,899,549 shares issued and
      outstanding                                            179            179
   Additional paid-in capital                             62,935         62,921
   Minimum pension liability adjustment                     (250)          (250)
   Accumulated deficit                                  (115,679)      (105,406)
                                                       ---------    -----------
     Total stockholders' equity (deficit)                (52,815)       (42,556)
                                                       ---------    -----------
        Total liabilities and stockholders' equity
           (deficit)                                    $ 97,445       $102,361
                                                       ---------    -----------
                                                       ---------    -----------


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


                                                   QUARTER ENDED
                                                --------------------
                                                 MAY 4,    APRIL 29,
                                                  1996       1995
                                                ---------  ---------

Revenues                                          $37,922   $36,682
Cost of merchandise sold                           24,348    24,717
                                                ---------  ---------

  Gross profit                                     13,574    11,965
                                                ---------  ---------

Operating and administrative expenses              15,775    16,369
Depreciation and amortization                       2,037     2,494
Impairment of long-lived assets                     4,170      -
                                                ---------  --------

  Operating costs                                  21,982    18,863
                                                ---------  --------
Loss from operations before other income
  (expense) and reorganization expenses            (8,408)   (6,898)

Other income (expense):
  Interest expense (contractual interest of
    $3.4 million and $3.3 million in 1996 and
    1995, respectively)                            (1,198)   (1,099)
  Other                                                 3        26
                                                ---------  ---------

Loss from operations before reorganization
expenses                                           (9,603)   (7,971)

Reorganization expenses                               670       600
                                                ---------  ---------

Net loss                                          (10,273)   (8,571)

Accumulated deficit, beginning of period         (105,406)  (80,531)
                                                ---------  ---------

Accumulated deficit, end of period              ($115,679) ($89,102)
                                                ---------  ---------
                                                ---------  ---------



Net loss per common share                          ($0.57)   ($0.48)
                                                ---------  ---------
                                                ---------  ---------







   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                QUARTER ENDED
                                                                            ---------------------
                                                                              MAY 4,    APRIL 29,
                                                                               1996       1995
                                                                            ----------  ---------
Cash flows from operating activities
  Net loss                                                                  ($10,273)   ($8,571)

  Adjustments to reconcile net loss to net cash used in operating activities before reorganization items:
    Depreciation and amortization                                              2,037      2,494
    Impairment of long-lived assets                                            4,170        -
    Reorganization expenses                                                      670        600
    Increase in inventories                                                   (5,414)    (5,483)
    Decrease in prepaid expenses and other                                        95      1,385
    Increase in accounts payable                                               4,220      8,458
    Increase in accrued interest                                                  14         10
    Increase in accrued expenses                                               1,806      1,603
    Other                                                                         48     (1,262)
                                                                            --------    --------
      Net cash used in operating activities before reorganization items       (2,627)      (766)

  Operating cash flows used by reorganization items:
  Payments for professional fees and other expenses related to the
    Chapter 11 proceedings                                                      (596)      (476)
                                                                            --------    --------
      Net cash used in operating activities                                   (3,223)    (1,242)
                                                                            --------    --------
Cash flows from investing activities:
  Capital expenditures                                                          (170)      (385)
  Proceeds from sale of land and building                                      4,459         --
  Other                                                                           24         23
                                                                            --------   ---------
      Net cash provided by (used in) investing activities                      4,313       (362)
                                                                            --------   ---------

Cash flows from financing activities:
  Post-petition borrowings under working capital facility                     45,637     48,444
  Post-petition payments under working capital facility                      (45,987)   (52,217)
  Principal payments on obligations under capital leases                        (221)      (392)
  Other                                                                          (17)       (15)
                                                                            --------    --------
      Net cash used in financing activities                                     (588)    (4,180)
                                                                            --------    --------
Net increase (decrease) in cash                                                  502     (5,784)

Cash, beginning of period                                                      1,581      7,972
                                                                            --------    --------
Cash, end of period                                                           $2,083     $2,188
                                                                            --------    --------
                                                                            --------    --------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                      $1,184     $1,089
                                                                            --------    --------
                                                                            --------    --------
Supplemental disclosure of noncash investing and financing activities:
  Capital lease relating to sale-leaseback of Alderwood store                 $2,835         --
                                                                            --------    --------
                                                                            --------    --------



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

IMPAIRMENT OF LONG-LIVED ASSETS

In the quarter ended May 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.



Statement No. 121 requires that assets be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows at a rate commensurate with the Company's borrowing rate.



During the first quarter of Fiscal 1996, the Company recognized a non-cash impairment loss of $4.2 million. Of the total impairment loss, $2.3 million represents impairment of property and equipment, $1.3 million relates to excess of cost over net assets acquired and $0.6 million pertains to leasehold interests. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.





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

NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the Quarter ended May 4, 1996 have been restated resulting in an increase in the net loss to $10.3 million from $6.1 million as previously reported, and increasing the accumulated deficit to $115.7 million from $111.5 million as previously reported.

The amended Quarterly Report reflects an increase in operating costs of $4.2 million. As a result of these changes, loss per share increased from a previously reported loss of ($0.34) to a loss of ($0.57) per share.

The $4.2 million increase in operating costs, the $3.8 million reduction in total assets and the $0.4 million increase in other accrued expenses represents the expense recognition of the impairment of long-lived assets due to the adoption of Statment No. 121 during the quarter.

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


IMPAIRMENT OF LONG-LIVED ASSETS. A noncash charge of $4.2 million for the impairment of long-lived assets was recognized during 1st Quarter 1996 due to the adoption of Statement No. 121. See "Item 1 - Consolidated Financial Statements - Note 2". The charge consists of a noncash write-off of the excess of cost over net assets acquired, leasehold interests and leasehold improvements determined to be impaired under the application of Statement No. 121.


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

NET LOSS. The Company reported a net loss of $10.3 million for the 1st Quarter 1996 as compared to a net loss of $8.6 million for the 1st Quarter 1995. The loss for the 1st Quarter 1996 increased $1.7 million from the prior period primarily due to $4.2 million increase in impairment of long-lived assets expense offset by (i) $1.6 million increase in gross profit, (ii) $0.6 million decrease in operating and administrative expenses, and (iii) $0.5 million decrease in depreciation and amortization expense.

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