Form 10-Q/A
period 1996-08-03
LAMONTS APPAREL INC
filed 1997-05-02
CIK 785962

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549




                                      FORM 10-Q/A


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
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                          AUGUST 3,     FEBRUARY 3,
                                                                            1996           1996
                                                                          ---------     ------------

Current Assets:
  Cash                                                                    $  2,541        $  1,581
  Receivables - net                                                          3,828           2,458
  Inventories                                                               44,372          30,401
  Prepaid expenses and other                                                 1,788           2,076
  Restricted cash                                                              820           1,058
                                                                          --------        --------
    Total current assets                                                    53,349          37,574

Property and equipment - net of accumulated depreciation and amortization
 $24,543 and $23,041 as of August 3, and February 3, respectively           33,253          42,083
Leasehold interests                                                          3,712           4,570
Excess of cost over net assets acquired - net                               11,771          13,278
Deferred financing costs - net                                               2,351           2,713
Restricted cash                                                              1,311           1,278
Other assets                                                                   979             865
                                                                          --------        --------
    Total assets                                                          $106,726        $102,361
                                                                          --------        --------
                                                                          --------        --------

Liabilities not subject to settlement under reorganization proceedings:
Current Liabilities:
  Borrowings under DIP Facility                                           $ 28,130        $ 20,334
  Accounts payable                                                          16,016           8,417
  Accrued payroll and related costs                                          2,471           2,396
  Accrued taxes                                                              1,619             821
  Accrued interest                                                             332             207
  Accrued store closure costs                                                   --           3,254
  Other accrued expenses                                                     7,268           4,393
                                                                          --------        --------
    Total current liabilities                                               55,836          39,822

Obligations under capital leases                                             2,808              --
Other                                                                          541             250
                                                                          --------        --------
Total liabilities not subject to settlement under
  reorganization proceedings                                                59,185          40,072
                                                                          --------        --------
Liabilities subject to settlement under
  reorganization proceedings                                               103,733         104,845
                                                                          --------        --------

Stockholders' Equity (Deficit):
  Common stock, $0.01 par value, 40,000,000 shares authorized,
   17,900,053 and 17,899,549 shares issued and outstanding
   as of August 3, and February 3, respectively                                179             179
  Additional paid-in capital                                                62,949          62,921
  Minimum pension liability adjustment                                        (250)           (250)
  Accumulated deficit                                                     (119,070)       (105,406)
                                                                          --------        --------

    Total stockholders' equity (deficit)                                   (56,192)        (42,556)
                                                                          --------        --------

      Total liabilities and stockholders' equity (deficit)                $106,726        $102,361
                                                                          --------        --------
                                                                          --------        --------


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



                                                              QUARTER ENDED
                                                           --------------------
                                                           AUGUST 3,   JULY 29,
                                                              1996       1995
                                                           ---------   --------
Revenues                                                  $  49,657   $  47,711
Cost of merchandise sold                                     31,607      30,779
                                                          ---------   ---------

  Gross profit                                               18,050      16,932
                                                          ---------   ---------

Operating and administrative expenses                        17,201      16,829
Depreciation and amortization                                 2,000       2,267
                                                          ---------   ---------

Operating costs                                              19,201      19,096
                                                          ---------   ---------

Loss from operations before other income (expense) and
  reorganization expenses                                    (1,151)     (2,164)

Other income (expense):
  Interest expense (contractual interest of $3.4 million
    in 1996 and 1995)                                        (1,257)     (1,214)
  Other                                                           2         124
                                                          ---------   ---------

Loss from operations before reorganization expenses          (2,406)     (3,254)

Reorganization expenses                                         985         640
                                                          ---------   ---------

Net loss                                                     (3,391)     (3,894)

Accumulated deficit, beginning of period                   (115,679)    (89,102)
                                                          ---------   ---------

Accumulated deficit, end of period                        ($119,070)   ($92,996)
                                                          ---------   ---------
                                                          ---------   ---------


Net loss per common share                                    ($0.19)     ($0.22)
                                                          ---------   ---------
                                                          ---------   ---------



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




                                                           SIX MONTHS ENDED
                                                          ---------------------
                                                          AUGUST 3,    JULY 29,
                                                            1996         1995
                                                          ---------    --------
Revenues                                                  $  87,579    $  84,393
Cost of merchandise sold                                     55,954       55,496
                                                          ---------    ---------

  Gross profit                                               31,625       28,897
                                                          ---------    ---------

Operating and administrative expenses                        32,977       33,198
Depreciation and amortization                                 4,037        4,761
Impairment of long-lived assets                               4,170         ---
                                                          ---------    ---------

  Operating costs                                            41,184       37,959
                                                          ---------    ---------

Loss from operations before other income (expense) and
  reorganization expenses                                    (9,559)      (9,062)

Other income (expense):
  Interest expense (contractual interest of $6.8 million
    and $6.7 million in 1996 and 1995, respectively)         (2,455)      (2,313)
  Other                                                           5          150
                                                          ---------    ---------

Loss from operations before reorganization expenses         (12,009)     (11,225)

Reorganization expenses                                       1,655        1,240
                                                          ---------    ---------

Net loss                                                    (13,664)     (12,465)

Accumulated deficit, beginning of period                   (105,406)     (80,531)
                                                          ---------    ---------

Accumulated deficit, end of period                        ($119,070)    ($92,996)
                                                          ---------    ---------
                                                          ---------    ---------


Net loss per common share                                    ($0.76)      ($0.70)
                                                          ---------    ---------
                                                          ---------    ---------



  The accompanying notes are an integral part of these financial statements.

                             LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



                                                                              SIX MONTHS ENDED
                                                                            --------------------
                                                                            AUGUST 3,   JULY 29,
                                                                              1996        1995
                                                                            ---------   --------

Cash flows from operating activities:
  Net loss                                                                   ($13,664)  ($12,465)

Adjustments to reconcile net loss to net cash used in
  operating activities before reorganization items:
  Depreciation and amortization                                                 4,037      4,761
  Impairment of long-lived assets                                               4,170        --
  Reorganization expenses                                                       1,655      1,240
  Increase in accounts receivable                                              (1,371)    (4,398)
  Increase in inventories                                                     (14,812)    (7,557)
  Decrease (increase) in prepaid expenses and other                               (33)     1,019
  Increase in accounts payable                                                  7,599      9,087
  Increase in accrued interest                                                    124         90
  Increase in accrued expenses                                                  3,403        375
  Other                                                                          (275)       (68)
                                                                             --------   ---------
    Net cash used in operating activities before reorganization items          (9,167)    (7,916)

Operating cash flows used by reorganization items:
Payments for professional fees and other expenses related to the
  Chapter 11 proceedings                                                       (1,360)    (1,270)
                                                                             --------   ---------
    Net cash used in operating activities                                     (10,527)    (9,186)
                                                                             --------   ---------

Cash flows from investing activities:
  Capital expenditures                                                           (335)      (656)
  Proceeds from sale of land and building                                       4,459         --
  Other                                                                            45       (297)
                                                                             --------   ---------
    Net cash provided by (used in) investing activities                         4,169       (953)
                                                                             --------   ---------

Cash flows from financing activities:
  Post-petition borrowings under working capital facility                     128,372    108,999
  Post-petition payments under working capital facility                      (120,576)  (104,266)
  Principal payments on obligations under capital leases                         (445)      (670)
  Other                                                                           (33)       (30)
                                                                             --------   ---------
    Net cash provided by financing activities                                   7,318      4,033
                                                                             --------   ---------

Net increase (decrease) in cash                                                   960     (6,106)

Cash, beginning of period                                                       1,581      7,972
                                                                             --------   ---------

Cash, end of period                                                            $2,541     $1,866
                                                                             --------   ---------
                                                                             --------   ---------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                       $2,489     $2,223
                                                                             --------   ---------
                                                                             --------   ---------

Supplemental disclosure of noncash investing and financing activities:
  Capital lease relating to sale-leaseback of Alderwood store                  $2,835         --
                                                                             --------   ---------
                                                                             --------   ---------


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


IMPAIRMENT OF LONG-LIVED ASSETS



In the first quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.



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


NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS



The financial statements for the six months ended August 3, 1996 have been restated resulting in an increase in the net loss to $13.7 million from $9.5 million as previously reported and increasing the accumulated deficit to $119.1 million from $114.9 million as previously reported.



The amended Quarterly Report reflects an increase in operating costs of $4.2 million for the six months ended August 3, 1996. As a result of these changes earnings (loss) per share increased from a previously reported loss of ($0.53) to a loss of ($0.76) per share.



The $4.2 million increase in operating costs for the six months ended August 3, 1996, the $3.8 million reduction in total assets and the $0.4 million increase in other accrued expenses represents the expense recognition of the impairment of long-lived assets due to the adoption of Statement No. 121 during the six months eneded August 3, 1996.

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


IMPAIRMENT OF LONG-LIVED ASSETS. A noncash charge of $4.2 million for the impairment of long-lived asests was recognized during YTD 1996 due to the adoption of Statement NO. 121. See "Item 1 - Consolidated Financial Statements - Note 2". The charge consist of a noncash write-off of the excess of cost over net assests acquired, leasehold interests and leasehold improvements determined to be impaired under the application of Statement No. 121.


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


The YTD 1996 loss of $13.7 million increased $1.2 million from the loss of $12.5 million for the YTD 1995. The increase for YTD 1996 resulted from i) $4.2 million increase in impairment of long-lived assets expense, ii)
$0.4 million increase in reorganization expenses and iii) $0.3 million increase in net other income (expense), offset by $2.7 million increase in gross profit, $0.2 million decrease in operating and administrative expenses and $0.8 million decrease in depreciation and amortization expense.

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