Form 10-Q/A
period 1996-11-02
LAMONTS APPAREL INC
filed 1997-05-02
CIK 785962

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                            -------------------------

                                    FORM 10-Q/A


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
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                     NOVEMBER 2,    FEBRUARY 3,
                                                                                        1996           1996
                                                                                    ------------    -----------
  Current Assets:
  Cash                                                                                   $2,694          $1,581
  Receivables - net                                                                       2,478           2,458
  Inventories                                                                            52,770          30,401
  Prepaid expenses and other                                                              2,315           2,076
  Restricted cash                                                                         1,217           1,058
                                                                                    -----------     -----------
    Total current assets                                                                 61,474          37,574

Property and equipment - net of accumulated depreciation and amortization
  $26,061 and $23,041 as of November 2 and February 3, respectively                      31,924          42,083
Leasehold interests                                                                       3,595           4,570
Excess of cost over net assets acquired - net                                            11,681          13,278
Deferred financing costs - net                                                            2,170           2,713
Restricted cash                                                                           1,139           1,278
Other assets                                                                                981             865
                                                                                    -----------     -----------

      Total assets                                                                     $112,964        $102,361
                                                                                    -----------     -----------
                                                                                    -----------     -----------

Liabilities not subject to settlement under reorganization proceedings:
Current Liabilities:
  Borrowings under DIP Facility                                                         $29,565         $20,334
  Accounts payable                                                                       24,400           8,417
  Accrued payroll and related costs                                                       2,564           2,396
  Accrued taxes                                                                           1,187             821
  Accrued interest                                                                          526             207
  Accrued store closure costs                                                             2,695           3,254
  Other accrued expenses                                                                  6,159           4,393
                                                                                    -----------     -----------
    Total current liabilities                                                            67,096          39,822

Obligations under capital leases                                                          2,808              --
Other                                                                                       547             250
                                                                                    -----------     -----------
    Total liabilities not subject to settlement under reorganization proceedings         70,451          40,072
                                                                                    -----------     -----------

Liabilities subject to settlement under reorganization proceedings                      103,538         104,845
                                                                                    -----------     -----------
Stockholders' Equity (Deficit):
  Common stock, $0.01 par value, 40,000,000 shares authorized, 17,900,053 and
    17,899,549 shares issued and outstanding as of November 2 and February 3,
    respectively                                                                            179             179
  Additional paid-in capital                                                             62,963          62,921
  Minimum pension liability adjustment                                                     (250)           (250)
  Accumulated deficit                                                                  (123,917)       (105,406)
                                                                                    -----------     -----------

    Total stockholders' equity (deficit)                                                (61,025)        (42,556)
                                                                                    ----------      ----------

      Total liabilities and stockholders' equity (deficit)                             $112,964        $102,361
                                                                                    -----------     -----------
                                                                                    -----------     -----------

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


                                                                                                              QUARTER ENDED
                                                                                                     -------------------------------
                                                                                                     NOVEMBER 2,         OCTOBER 28,
                                                                                                        1996                1995
                                                                                                     -----------         -----------
Revenues                                                                                               $50,705             $49,802
Cost of merchandise sold                                                                                32,283              32,162
                                                                                                     ---------           ---------
  Gross profit                                                                                          18,422              17,640
                                                                                                     ---------           ---------

Operating and administrative expenses                                                                   16,504              18,172
Depreciation and amortization                                                                            2,015               2,300
                                                                                                     ---------           ---------

  Operating costs                                                                                       18,519              20,472
                                                                                                     ---------           ---------

Loss from operations before other income (expense)
    and reorganization expenses                                                                            (97)             (2,832)

Other income (expense):
  Interest expense (contractual interest of $3.5 million
    in 1996 and $3.6 million in 1995)                                                                   (1,318)             (1,416)
Other                                                                                                        3                  33
                                                                                                     ---------           ---------

Loss from operations before reorganization expenses                                                     (1,412)             (4,215)

Reorganization expenses                                                                                  3,435                 728
                                                                                                     ---------           ---------

Net loss                                                                                                (4,847)             (4,943)

Accumulated deficit, beginning of period                                                              (119,070)            (91,850)
                                                                                                     ---------           ---------

Accumulated deficit, end of period                                                                   ($123,917)           ($96,793)
                                                                                                     ---------           ---------
                                                                                                     ---------           ---------


Net loss per common share                                                                               ($0.27)             ($0.28)
                                                                                                     ---------           ---------
                                                                                                     ---------           ---------


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


                                                                                                        NINE MONTHS ENDED
                                                                                                --------------------------------
                                                                                                NOVEMBER 2,        OCTOBER 28,
                                                                                                   1996               1995
                                                                                                -----------        -----------
Revenues                                                                                         $138,284            $134,196
Cost of merchandise sold                                                                           88,237              87,658
                                                                                                ---------          ----------

  Gross profit                                                                                     50,047              46,538
                                                                                                ---------          ----------

Operating and administrative expenses                                                              49,482              51,371
Depreciation and amortization                                                                       6,051               7,061
Impairment of long-lived assets                                                                     4,170                   -
                                                                                                ---------          ----------

  Operating costs                                                                                  59,703              58,432
                                                                                                ---------          ----------

Loss from operations before other income
    (expense) and reorganization expenses                                                          (9,656)            (11,894)

Other income (expense):
  Interest expense (contractual interest of
    $10.3 million in 1996 and $10.2 million in 1995)                                               (3,773)             (3,729)
  Other                                                                                                 8                 183
                                                                                                ---------          ----------

Loss from operations before reorganization expenses                                               (13,421)            (15,440)

Reorganization expenses                                                                             5,090               1,968
                                                                                                ---------          ----------

Net loss                                                                                          (18,511)            (17,408)

Accumulated deficit, beginning of period                                                         (105,406)            (79,385)
                                                                                                ---------          ----------

Accumulated deficit, end of period                                                              ($123,917)           ($96,793)
                                                                                                ---------          ----------
                                                                                                ---------          ----------


Net loss per common share                                                                          ($1.03)             ($0.97)
                                                                                                ---------          ----------
                                                                                                ---------          ----------


   The accompanying notes are an integral part of these financial statements.

                              LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                   ------------------------------
                                                                                     NOVEMBER 2,     OCTOBER 28,
                                                                                        1996            1995
                                                                                   --------------  --------------
Cash flows from operating activities:
   Net loss                                                                            ($18,511)      ($17,408)

   Adjustments to reconcile net loss to net cash used in operating activities before reorganization items:
      Depreciation and amortization                                                       6,051          7,061
      Impairment of long-lived assets                                                     4,170              -
      Reorganization expenses                                                             5,090          1,968
      Increase in accounts receivable                                                       (43)          (461)
      Increase in inventories                                                           (23,211)       (13,949)
      Decrease (increase) in prepaid expenses and other                                    (700)         1,668
      Increase in accounts payable                                                       15,983         10,487
      Increase in accrued interest                                                          319            142
      Increase in accrued expenses                                                        1,684          1,022
      Other                                                                                 (35)        (1,500)
                                                                                     ----------     ----------
         Net cash used in operating activities before reorganization items               (9,203)       (10,970)

   Operating cash flows used by reorganization items:
   Payments for professional fees and other expenses related to the
      Chapter 11 proceedings                                                             (2,195)        (2,059)
                                                                                     ----------     ----------
         Net cash used in operating activities                                          (11,398)       (13,029)
                                                                                     ----------     ----------

Cash flows from investing activities:
   Capital expenditures                                                                    (525)        (1,088)
   Proceeds from sale of land and building                                                4,459             --
   Other                                                                                     45           (502)
                                                                                     ----------     ----------
      Net cash provided by (used in) investing activities                                 3,979         (1,590)
                                                                                     ----------     ----------

Cash flows from financing activities:
   Post-petition borrowings under working capital facility                              187,979        171,204
   Post-petition payments under working capital facility                               (178,748)      (161,175)
   Principal payments on obligations under capital leases                                  (650)          (946)
   Other                                                                                    (49)           (46)
                                                                                     ----------     ----------
      Net cash provided by financing activities                                           8,532          9,037
                                                                                     ----------     ----------

Net increase (decrease) in cash                                                           1,113         (5,582)

Cash, beginning of period                                                                 1,581          7,972
                                                                                     ----------     ----------

Cash, end of period                                                                      $2,694         $2,390
                                                                                     ----------     ----------
                                                                                     ----------     ----------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                $3,615         $3,587
                                                                                     ----------     ----------
                                                                                     ----------     ----------

Supplemental disclosure of noncash investing and financing activities:
   Capital lease relating to sale-leaseback of Alderwood store                           $2,835             --
                                                                                     ----------     ----------
                                                                                     ----------     ----------


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


NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS



The financial statements for the quarter ended November 2, 1996 have been restated resulting in a decrease in the net loss to $4.8 million from $6.4 million as previously reported.



The financial statements for the nine months ended November 2, 1996 have been restated resulting in an increase in the net loss to $18.5 million from $15.9 million as previously reported, and increasing the accumulated deficit to $123.9 million from $121.3 million as previously reported.



The amended Quarterly Report reflects a decrease in reorganization expenses of $1.5 million for the quarter ended November 2, 1996. As a result of these changes, loss per share decreased from a previously reported loss of ($0.36) to a loss of ($0.27) per share.



The amended Quarterly Report reflects an increase in operating costs of $4.2 million for the nine months ended November 2, 1996. As a result of these changes, loss per share increased from a previously reported loss of ($0.89) to a loss of ($1.03) per share.



The $4.2 million increase in operating costs and $1.5 million decrease in reorganization expenses for the nine months ended November 2, 1996, the $3.8 million reduction in total assets, the $1.5 million decrease in accrued store closure costs and the $0.4 million increase in other accrued expenses represents the expense recognition of the impairment of long-lived assets due to the adoption of Statement No. 121 during the nine months ended November 2, 1996.

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


IMPAIRMENT OF LONG-LIVED ASSETS. A noncash charge of $4.2 million for the impairment of long-lived assets was recognized during YTD 1996 due to the adoption of Statement No. 121. See "Item 1 - Consolidated Financial Statements - Note 2". The charge consists of a noncash write-off of the excess of cost over net assets acquired, leasehold interest and leasehold improvements determined to be impaired under the application of statement No. 121.


INTEREST EXPENSE. Interest expense of $1.3 million for the 3rd Quarter 1996 decreased $0.1 million from $1.4 million for the 3rd Quarter 1995. Interest expense of $3.8 million for YTD 1996 increased $0.1 million from $3.7 million for YTD 1995. This primarily relates to increased borrowing levels under the Company's working capital facility, offset by lower interest rates.


REORGANIZATION EXPENSES. Reorganization expenses of $3.4 million for the 3rd Quarter 1996 increased $2.7 million from $0.7 million for the 3rd Quarter 1995. The YTD 1996 expense of $5.1 million increased $3.1 million from $2.0 million for the YTD 1995. The reorganization expenses represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees, store closure costs and severance costs. The increase from the prior periods consists of a $2.7 million store closure reserve established during the 3rd Quarter 1996 in anticipation of the costs to close four stores by year end and higher professional fees related to the preparation and filing of the Plan and related proposed disclosure statement and the FNBB Facility.



NET LOSS. The Company reported a net loss of $4.8 million for the 3rd Quarter 1996 as compared to a net loss of $4.9 million for the 3rd Quarter 1995. The loss for the 3rd Quarter 1996 increased $0.1 million from the prior period primarily due to an increase of $2.7 million in reorganization expenses for store closure reserve offset by (i) an increase of $0.8 million in gross profit,
(ii) a decrease of $0.3 million in depreciation and amortization expense and
(iii) a decrease of $1.7 million in operating expenses.



The YTD 1996 loss of $18.5 million decreased $1.1 million from the loss of $17.4 million for YTD 1995. The reduction for YTD 1996 resulted primarily from (i) $3.5 million increase in gross profit, (ii) $1.9 million decrease in operating and administrative expenses, and (iii) $1.0 million decrease in depreciation and amortization expense, offset by $3.1 million increase in reorganization expenses, $4.2 million increase in Impairment of long-lived assets and $0.2 million increase in net other income (expense).


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