Form 10-K
period 1997-02-01
LAMONTS APPAREL INC
filed 1997-05-02
CIK 785962

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                        ------------------------------
                                      FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended February 1, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                            Commission File Number 0-15542
                            ------------------------------

                                LAMONTS APPAREL, INC.
                (Exact Name of Registrant as Specified in its Charter)

   Delaware                                           #75-2076160
(State of Incorporation)                (I.R.S. Employer Identification Number)

                     12413 Willows Road N.E., Kirkland, WA 98034
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                    (425) 814-5700
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                             Yes  X       No
                                 ----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of April 16, 1997, was approximately $0.3 million (based on the closing quote of such stock on such date).

As of April 16, 1997, there were 17,900,053 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.
                               Exhibit Index on Page 50

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                              ANNUAL REPORT ON FORM 10-K
                       FOR THE 52 WEEKS ENDED FEBRUARY 1, 1997


                                        PART I

ITEM 1 - BUSINESS

GENERAL BACKGROUND AND CHAPTER 11 REORGANIZATION

Lamonts Apparel, Inc. (the "Company" or "Lamonts") is a Northwest based regional retailer of moderately priced casual apparel. The Company, which has been operating in the Northwest for almost thirty years, is well recognized in the region as a retailer of nationally recognized brand name apparel such as Levi, Liz Claiborne, Lee, Bugle Boy, Jockey, Alfred Dunner, Koret, OshKosh and Health-Tex. Lamonts operates thirty-eight stores in five states and has approximately 1,500 employees. The Company's stores average approximately 47,000 square feet and are generally located in top quality shopping centers and high traffic malls.

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

On January 6, 1995 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter 11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan.
On October 23, 1996, an amended plan of reorganization ("the Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the Court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan (the "Confirmation Hearing") commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Plan and that all requirements for confirmation of the Plan had been satisfied, except as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court has again deferred final confirmation of the Plan in order to afford Lamonts additional time in which to investigate recapitalization opportunities. The Plan provides that the Company's current equity holders will be substantially diluted. The confirmation and effectiveness of the Plan, the implementation of the Company's proposed business plan and the Company's proposed equity distribution are each subject to numerous uncertainties set forth in detail in the Plan and Disclosure Statement, and the Plan is subject to modifications and / or withdrawal. Accordingly, the value of the Company's common stock remains highly speculative.

The Company's principal office is located at 12413 Willows Road N.E., Kirkland, Washington 98034, and its telephone number is (425) 814-5700.

OPERATIONS

Lamonts offers an assortment of moderately priced fashion apparel and accessories at competitive prices for the entire family. Management believes that Lamonts has made substantial progress in the period since the filing of its Chapter 11 petition. The Company has closed unprofitable stores, eliminated unprofitable merchandise lines, added a home decor line, replaced its shoe licensee and reduced operating expenses. The Company has also refocused its merchandising strategy on casual apparel and expects to continue to build its merchandise categories in the Men's, Children's, Misses and Special Sizes areas and to promote nationally recognized brands. In addition, the Company has continued with merchandising strategies designed to: (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base and (ii) reduce cash operating expenses. The Company also has initiated a policy to markdown and clear out any unsold merchandise within its respective season. As a result of such strategies, the age and quality of inventory have improved significantly.

Sales promotion and inventory allocation decisions are made centrally by Lamonts' corporate staff. The Company maintains uniformity with respect to inventory, pricing decisions, selection of promotional goods and markdown policies throughout all of its locations.

Lamonts has licensed its family shoe department to Shoe Corporation of America. Sales of the licensee approximated 6% of the Company's Fiscal 1996 (defined below) revenues, but are not reflected in such revenues for financial reporting purposes because income derived by the Company from the rental fees charged to the licensee is reported as an offset to operating expenses.

Lamonts advertises primarily through radio, television, newspapers, direct mail, and charge statement inserts. The Company's promotional strategy is to target specific merchandise products and consumer groups, including holders of its proprietary credit card, for sale events.

PURCHASING. The Company's centralized buying organization includes general merchandise managers, divisional merchandise managers and buyers responsible for maintaining vendor relationships. In addition, the Company's membership in Frederick Atkins, Inc. ("Atkins"), a merchandising consultant, provides it with industry research and the ability to use Atkins' private label import program. Imports are financed with letters of credit issued through Atkins. Costs associated with the letters of credit are based on a fixed percentage of each draw plus a non-interest bearing deposit of 17% of annual usage.

The Company purchases its merchandise from approximately 1,200 vendors and is not dependent on any single source of supply. The Company maintains no long term commitments with any supplier and believes that there will continue to be an adequate supply of merchandise to satisfy its current and anticipated requirements. However, like other apparel retailers, the Company is dependent upon its ability to obtain trade credit. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

STORE OPERATIONS. The Company's store management team consists of an executive vice president, four regional directors and 34 store managers. The four regional directors also serve as store managers. Store managers are primarily responsible for hiring and supervising store personnel and for day-to-day store operations. A typical Lamonts store employs a staff of 23 to 40 people, including the store manager, two to four area sales managers and 20 to 35 sales associates, approximately two-thirds of whom are part-time.

EMPLOYEES. The Company has approximately 1,500 employees, approximately two-thirds of whom are part-time. Approximately 340 employees working in Seattle, Washington stores are represented by the United Food and Commercial Workers Union pursuant to a contract that expires June 11, 1997. Negotiations for a new contract will begin in May 1997. Approximately 32 employees work in the Wenatchee, Washington store and are represented by the United Food and Commercial Workers Union; they have no negotiated bargaining agreement and the employees work under the same working conditions as the Company's non-union employees. There are approximately 21 employees working in the Kirkland Corporate office who are represented by the United Food and Commercial Workers Union pursuant to an employee ratified agreement that expires the earlier of March 31, 1998 or seven months following emergence from Chapter 11. Management believes its employee relations are good.

COMPETITION. Lamonts competes with other specialty retail apparel stores, department stores and discount/mass merchandisers on the basis of product range, quality, fashion, price and service. The Company differentiates itself from its competitors by positioning itself as a focused specialty retailer with emphasis on casual wear and high quality branded products, as well as "Northwest Outfitters", its private label. Principal competitors in one or more of the Company's market areas include The Bon Marche (a division of Federated Stores, Inc.), Nordstrom, J.C. Penney Co., Inc., Sears Roebuck and Company and Mervyn's (a division of Dayton-Hudson Corporation).

TRADEMARKS. The Company currently owns various registered trademarks. Management believes that, although such trademarks are significant, the Company's business is not dependent on any of such rights.

CREDIT POLICY. The Company offers its customers various methods of payment including cash, check, Lamonts charge card, certain major credit cards and a lay-away plan. The Company's charge card base encompasses approximately 415,000 accounts. Future growth and intensification of the proprietary charge card base is an important element in the Company's marketing strategy because the Company believes that Lamonts charge card holders shop more regularly and purchase more merchandise than customers who pay by cash, check or bank credit card. The Company believes that its proprietary charge card program provides additional benefits in two areas: (i) the creation of customer loyalty and (ii) enhancement of target marketing by providing demographic and purchasing behavior information on customers.

The Company's proprietary charge card, administered and owned by Alliance Data Systems (which purchased the charge accounts from National City Bank of Columbus), provides for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Through a contractual arrangement, as amended (the "Agreement"), Alliance Data Systems owns the receivables generated from purchases made by customers using the Lamonts charge card. The Agreement provides that the Company will be charged a discount fee of 1.95% of Net Sales, as that term is defined in the Agreement.

Additionally, the Agreement provides for a supplemental discount fee equal to one-tenth of one percent (0.1%) of Net Sales for each one million dollar increment that Net Sales for a subject year are less than $48.0 million (the "Minimum Level") up to a maximum fee of 3% of the Net Sales for the subject year. In the event of store closures, the Agreement provides that the Minimum Level may be decreased. Additionally, as of March 1, 1997 the Company is no longer responsible for any net bad debt expense. The Agreement may be terminated by either party after June 22, 1999, upon 180 days prior written notice. The Company paid National City Bank and Alliance Data Systems $0.1 million for bad debt expense and $0.9 million in fees during Fiscal 1996.

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

REORGANIZATION

BACKGROUND

As a result of financial difficulties, during the second half of the fiscal year ended October 31, 1992 ("Fiscal 1992"), the Company and its financial advisors commenced negotiations with certain of the Company's creditors and stockholders regarding a restructuring of the Company's indebtedness. On October 30, 1992, the Company completed a comprehensive recapitalization (the "Recapitalization") pursuant to which, among other things, the Company issued an aggregate of $75.0 million in principal amount of its 10-1/4% Senior Subordinated Notes due 1999 (the "10-1/4% Notes"). As a result of the Recapitalization, the Company's funded debt was reduced by $63.6 million.

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

On June 10, 1994, the Company further amended the terms of the 10-1/4% Notes to provide, among other things, that interest payments due on the 10-1/4% Notes through November 1, 1995 could be paid, at the Company's option, either in cash, at a rate of 12% per annum, or in additional 10-1/4% Notes ("PIK Interest"), at a rate of 13% per annum. In accordance with the amendment, the Company elected to issue additional 10-1/4% Notes at the PIK Interest rate of 13% for the November 1, 1994 interest payment. Interest continued to accrue on the 10-1/4% Notes until the date of filing of the Company's Chapter 11 case. In addition, on June 10, 1994, the Company issued Warrants ("the 1994 Warrants") initially to purchase up to an aggregate of approximately 2 million shares of common stock, par value $.01 per share (the "Common Stock") (or approximately 10% of the Common Stock outstanding after giving effect to the exercise of such 1994 Warrants) to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. As of February 1, 1997, none of the 1994 Warrants have been exercised.

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option to exchange the outstanding 10-1/4% Notes for shares of Common Stock representing approximately 70% of the Common Stock outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. The Company could exercise its option to exchange the 10-1/4% Notes on or prior to March 31, 1995. However, on March 27, 1995, the Company received an extension from the holders of the 10-1/4% Notes to extend indefinitely the time in which the Company may exercise its option to require the holders to exchange their 10-1/4% Notes; provided, however, that a majority of the holders of the 10-1/4% Notes may terminate such extension upon 60 days notice to the Company. As of April 16, 1997, the Company has not exercised its option to require the holders of the 10-1/4% Notes to exchange their notes.

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

FILING

In January 1995, the Company filed for protection pursuant to Chapter 11. As a result of the filing, the Company is currently in default under all of its funded debt agreements (other than the FNBB Facility as defined below). As a result, all unpaid principal of, and accrued prepetition interest on, such debt (other than the FNBB Facility) became immediately due and payable. The payment of such debt and accrued but unpaid interest is prohibited during the pendency of the Company's Chapter 11 case. Since the date of filing, the Company has not accrued interest on its funded debt agreements other than the Old DIP Facility (as defined below) and the FNBB Facility. For additional information related to the Company's Chapter 11 case, see "Item 3 - Legal Proceedings."

In accordance with the Bankruptcy Code, the Company can seek Court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 case, the Company continues to review all of its obligations under its executory contracts. As of March 31, 1997, the Company has rejected 14 real property leases and certain executory contracts and assumed 5 leases (with certain conditions and limitations).

DEBTOR-IN-POSSESSION FINANCING

The Company is currently receiving debtor-in-possession financing from The
First National Bank of Boston ("FNBB")   pursuant to a loan and security
agreement ("FNBB Facility") dated June 4, 1996, between the Company and FNBB.
 The FNBB Facility replaced the debtor-in-possession financing (the "Old DIP Facility") from Foothill Capital Group ("Foothill"), after a hearing by the Court and the entry of an order approving such financing. Under the terms of the FNBB Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. The FNBB Facility will expire on the effective date of the Company's Plan of Reorganization or June 30, 1997, whichever is sooner. The Bank has informed the Company that the agreement will be extended to February 28, 1998 and is currently in the process of documenting the amendments, however, there can be no assurances that documents relating to such amendments will be completed prior to June 30, 1997. In Addition, subject to FNBB's approval of the Plan of Reorganization and other specified conditions, the FNBB Facility will continue for a two year period following the effective date of the Plan of Reorganization.

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

CHANGE IN FISCAL YEAR

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the accompanying information includes the 52 weeks ended February 1, 1997 ("Fiscal 1996"), the 53 weeks ended February 3, 1996 ("Fiscal 1995"), the 52 weeks ended January 28, 1995, the Quarter ended January 28, 1995 (the "January Quarter") and the 52 weeks ended October 29, 1994 ("Fiscal 1994").

ITEM 2 - PROPERTIES

The Company considers its ability to maintain attractive, high traffic store locations to be a critical element of its business and a key determinant of Lamonts' future growth and profitability. Lamonts' stores are designed to maximize selling space while providing a fashionable, pleasant shopping environment.

The Company currently operates 38 stores in the following locations:


Alaska (7)                   Washington (23)                    Utah (1)
--------------------         -------------------                -------------
- Anchorage:  3 stores       - Seattle:            6 stores     - Logan
- Fairbanks                  - Bellevue/Eastside:  4 stores
- Juneau                     - Spokane:            2 stores
- Soldotna                   - Tacoma:             2 stores     - Oregon (2)
- Wasilla                    - Aberdeen                         -------------
                             - Marysville
Idaho (5)                    - Moses Lake                       - Astoria
--------------------         - Olympia                          - Corvallis
                             - Port Angeles
- Coeur d'Alene              - Silverdale
- Idaho Falls                - Tri-Cities
- Lewiston                   - Wenatchee
- Moscow                     - Yakima
- Pocatello


Of the 38 stores, 13 are located in regional malls, 15 are located in community malls, 4 are located in strip centers and 6 are located in free-standing locations.

All of the Company's operating stores are currently located in leased facilities, except one which is an owned building, subject to an operating ground lease. The leases for these facilities have terms up to 30 years, with an average remaining term of 7 years, not including additional option periods. The Company leases its principal office in Kirkland, Washington. The lease, which commenced May 1996, is for approximately 30,000 square feet and expires May, 2006.

The Company's stores range in size, for the total building, from 20,700 to 80,000 square feet, with a typical store averaging approximately 47,000 square feet. The interiors of Lamonts' stores are attractively decorated and are organized to maximize traffic flow and merchandise exposure. Signage and service facilities, such as fitting rooms and customer service areas, are designed to create a pleasant and convenient shopping environment.

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

In January 1996, the Company received permission from the Court to close an underperforming store located in Eugene, Oregon, and the Company conducted going out of business sales at this store through March 1996. The Company owned the building subject to a ground lease and was attempting to market the building for sale. A purchaser was not located and ownership of the building reverted to the owner of the underlying land. The book value of the building was fully reserved in the Financial Statements as of February 3, 1996 and the building was written off as of February 1, 1997. (See Note 9 to the Consolidated Financial Statements included herein.)

In February 1996, the Company entered into a sale-leaseback transaction involving the land and building at the Company's Alderwood store in Washington. The Company sold the property for $5 million and leased the property back for a 20 year period, plus option terms.

In October 1996, the Company received permission from the Court to close four additional underperforming stores located in Twin Falls, Idaho; Spokane, Washington; Hillsboro, Oregon and Missoula, Montana. The Company conducted going out of business sales at these stores through December 1996.

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

Pursuant to section 362 of the Bankruptcy Code, the commencement of the Company's Chapter 11 case operates as a stay, applicable to all entities, with certain exceptions, of the following: (i) commencement or continuation of a judicial, administrative, or other proceeding against the Company that was or could have been commenced prior to commencement of the Company's Chapter 11 case, or to recover for a claim that arose before the commencement of the Company's Chapter 11 case; (ii) enforcement of any judgments against the Company that arose before the commencement of the Company's Chapter 11 case; (iii) the taking of any action to obtain possession of property of the Company or to exercise control over property of the Company; (iv) the creation, perfection or enforcement of any lien against the property of the Company; (v) the taking of any action to collect, assess or recover a claim against the Company that arose before the commencement of the Company's Chapter 11 case; and (vi) the setoff of any debt owing to the Company that arose prior to the commencement of the Company's Chapter 11 case against a claim held by such creditor or party-in-interest against the Company that arose before the commencement of the Company's Chapter 11 case. Any entity may apply to the Court for relief from the automatic stay so that it may enforce any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Company's Chapter 11 case.

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

For 120 days after the Petition Date, the Company had the exclusive right to propose and file a plan of reorganization with the Court. Such time period has since been extended to August 18, 1997. The Company and the Committees have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter 11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan. On October 23, 1996, the Plan and Disclosure Statement were filed with the Court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. The Confirmation Hearing commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Plan and that all requirements for confirmation of the Plan had been satisfied, except as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court has again deferred final confirmation of the Plan in order to afford Lamonts additional time in which to investigate recapitalization opportunities.

The Plan provides that the Company's current equity holders will be substantially diluted. The confirmation and effectiveness of the Plan, the implementation of the Company's proposed business plan and the Company's proposed equity distribution are each subject to numerous uncertainties set forth in detail in the Plan and Disclosure Statement, and the Plan is subject to modifications and / or withdrawal. Accordingly, the value of the Company's common stock remains highly speculative.

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

Claims have been filed by two former officers of the Company in the total amount of $1.5 million. These claims are allegedly based upon claims that employment contracts between the Company and these former officers were breached by the Company. The Company has settled such claims with these two former officers for a total of $4,000 in priority claims and $141,717 in unsecured claims.

OTHER LEGAL PROCEEDINGS

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders of the Company along with ballots for the purpose of soliciting acceptances of the Plan. The Court found at the Confirmation Hearing that the Plan was accepted by the holders of general unsecured claims totaling approximately 99.3% in dollar amount and 95.7% in number of such claims held by creditors that timely voted to accept or reject the Plan, and that the Plan was accepted by the holders of equity security interests totaling approximately 97.7% in amount of shares held by equity security holders that timely voted to accept or reject the Plan. See "Item 1 - Business - General Background and Chapter 11 Reorganization".

                                       PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock is traded in the over-the-counter market and, until January 20, 1995, was listed on the Nasdaq Stock Market's Smallcap Market ("Nasdaq"). As a result of the Chapter 11 filing, the Common Stock is no longer listed. The following table sets forth, for the periods indicated, the high and low closing bid prices as reported on Nasdaq and over the counter quotes. The bid prices, as stated, represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Fiscal 1995:                           High               Low
-------------------------         --------------       ----------


Quarter ended April 29                 1/2                1/8
Quarter ended July 29                  7/16               1/8
Quarter ended October 28               1/4                1/16
Quarter ended February 3               1/4                1/16


Fiscal 1996:                           High                Low
-------------------------         ---------------       ---------

Quarter ended May 4                    1/4                1/8
Quarter ended August 3                 7/16               1/8
Quarter ended November 2               1/4                1/8
Quarter ended February 1               7/16               1/16

The closing bid price of the Company's Common Stock on March 31, 1997 was $1/16. At March 31, 1997, there were 156 holders of record of the Common Stock.


DIVIDENDS

The Company has never declared or paid cash dividends on its Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. The ability of the Company to pay dividends is restricted under the terms of the FNBB Facility. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends during the pendency of the Company's Chapter 11 case.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8. The following financial data is not necessarily comparable for the periods presented because of the effects of, among other things, the consummation of the Recapitalization in October 1992 and the Company's change in fiscal year end on March 9, 1995. However, for purposes of comparing the data for Fiscal 1995, the Company has provided data for the comparable prior year period which are derived from unaudited financial records of the Company.



                             LAMONTS APPAREL, INC.
                            (DEBTOR-IN-POSSESSION)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                52 WEEKS ENDED  53 WEEKS ENDED  52 WEEKS ENDED    QUARTER ENDED
                                                  FEB 1, 1997    FEB 3, 1996     JAN 28, 1995     JAN 28, 1995
                                                 -------------   ------------    -------------    -------------
STATEMENT OF OPERATIONS DATA
----------------------------------------
Revenues (1)                                          $203,602      $199,548          $231,199         $71,014
Cost of merchandise sold                               130,480       131,677           175,330          60,587
                                                      --------    ----------        ----------       ---------
Gross profit                                            73,122        67,871            55,869          10,427
                                                      --------    ----------        ----------       ---------

Operating and administrative expenses                   67,173        71,372            87,807          22,400
Depreciation and amortization                            7,999         9,232            11,355           2,666
Impairment of long-lived assets                          4,170             -                 -               -
Store closure costs                                          -             -             7,200               -
                                                      --------    ----------        ----------       ---------
Operating costs                                         79,342        80,604           106,362          25,066
                                                      --------    ----------        ----------       ---------

Loss from continuing operations before
    other income/(expense), reorganization expenses
    and income tax benefit                              (6,220)      (12,733)          (50,493)        (14,639)
Other income (expense):
    Interest expense
    - Cash                                              (5,053)       (5,098)           (6,698)         (1,356)
    - Non-cash (2)                                           -             -            (5,160)         (1,670)
    Other income (expense)                                  12           196                27              29
                                                      --------    ----------        ----------       ---------


Loss from continuing operations before
    reorganization expenses and income tax
    benefit                                            (11,261)      (17,635)          (62,324)        (17,636)
Reorganization expenses                                  6,037         7,240             7,499           7,499
                                                      --------    ----------        ----------       ---------


Loss from continuing operations before income
    tax benefit                                        (17,298)      (24,875)          (69,823)        (25,135)
Income tax benefit                                           -             -              (400)              -
                                                      --------    ----------        ----------       ---------

Net loss                                              ($17,298)     ($24,875)         ($69,423)       ($25,135)
                                                      --------    ----------        ----------       ---------
                                                      --------    ----------        ----------       ---------

NET LOSS PER COMMON SHARE
Net loss per common share                              ($0.97)        ($1.39)           ($4.13)         ($1.41)
                                                      --------    ----------        ----------       ---------
                                                      --------    ----------        ----------       ---------


Weighted average number of shares                  17,899,906     17,893,675        16,820,257      17,883,135


BALANCE SHEET DATA (at end of period)
----------------------------------------
Working capital                                       ($3,357)       ($2,248)          $16,025         $16,025
Total assets                                           93,272        102,361           120,269         120,269
Liabilities subject to settlement under
    reorganization proceedings                        102,858        104,845           108,333         108,333
Long term debt and obligations under capital
    leases, net of current maturities                   2,846              -                 -               -
Stockholders' deficit                                 (59,553)       (42,556)          (17,509)        (17,509)


                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           52 WEEKS ENDED     52 WEEKS ENDED      52 WEEKS ENDED
                                            OCT 29, 1994        OCT 30, 1993       OCT 31, 1992
                                            ----------------- ----------------   ---------------
STATEMENT OF OPERATIONS DATA
----------------------------------------
Revenues                                       $237,922           $251,015           $258,096
Cost of merchandise sold                        163,697            157,098            156,940
                                               --------           --------           ---------
Gross profit                                     74,225             93,917            101,156
                                               --------           --------           ---------

Operating and administrative expenses            88,520             84,176             83,798
Depreciation and amortization                    11,441             11,164             13,290
Store Closure Costs                               7,200                  -                   -
                                               --------           --------           ---------
Operating costs                                 107,161             95,340             97,088
                                               --------           --------           ---------

Earnings (loss) from continuing
  operations before other income/(expense),
  income tax provision/(benefit), and
  extraordinary item                           (32,936)            (1,423)              4,068
Other income (expense):
Interest expense
  - Cash                                        (8,130)           (12,477)             (9,936)
  - Non-cash (2)                                (3,490)                  -            (13,417)
Other income (expense)                            (369)                 29                417
                                               --------           --------           ---------

Loss from continuing operations before
  income tax provision/(benefit) and
  extraordinary item                           (44,925)           (13,871)            (18,868)
Income tax provision/(benefit)                    (400)            (3,000)                710
                                               --------           --------           ---------

Loss from continuing operations
  before extraordinary item                    (44,525)           (10,871)            (19,578)
Gain from discontinued
  operations, net of income taxes                     -                  -                283
Extraordinary item - gain on
  extinguishment of debt (3)                          -                  -             23,572
                                               --------           --------           ---------

Net earnings (loss)                           ($44,525)          ($10,871)             $4,277
                                               --------           --------           ---------
                                               --------           --------           ---------

NET EARNINGS (LOSS) PER COMMON SHARE
----------------------------------------
Loss from continuing operations
  before extraordinary item                     ($3.05)            ($1.22)            ($82.84)
Gain from discontinued
  operations, net of income taxes                     -                  -               1.20
Extraordinary item - gain on
  extinguishment of debt                              -                  -              99.74
                                               --------           --------           ---------
Net earnings (loss) per common share            ($3.05)            ($1.22)             $18.10
                                               --------           --------           ---------
                                               --------           --------           ---------

Weighted average number of shares            14,583,038          8,917,624             236,339

BALANCE SHEET DATA (at end of period)
----------------------------------------
Working capital                                  $9,938            $43,060            $52,327
Total assets                                    152,589            183,709            195,339
Long term debt and obligations under
  capital leases, net of current maturities      80,642             93,130             94,615
Stockholders' equity                              7,560             36,208             46,773
    -------------------------------


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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this document. On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, for purposes of comparing the results of operations of the Company for Fiscal 1995, the Company believes it is meaningful to use the comparable prior year period as the basis for comparison.

The information contained herein, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of a similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) national and local general economic and market conditions, (ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of significant customers or suppliers, (vi) fluctuations in operating results,
(vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, (x) ownership of Common Stock, (xi) volatility of stock price and (xii) the
confirmation of the Plan and the terms thereof.   The Company disclaims any
obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect untrue events or developments.

FINANCIAL CONDITION

BACKGROUND

As a result of financial difficulties, during the second half of Fiscal 1992, the Company and its financial advisors commenced negotiations with certain of the Company's creditors and stockholders regarding a restructuring of the Company's indebtedness. As a result, during the period from the second half of Fiscal 1992 through the second half of Fiscal 1994, the Company completed, among other things, the Recapitalization and the Infusion. See "Item 1-Business-Reorganization. Notwithstanding the foregoing, the Company's financial position continued to deteriorate through Fiscal 1994. The Company's ability to service its debt and to obtain trade credit was dependent on its performance, which continued to fall short of projected results. In response to its deteriorating financial condition, the Company determined that a more significant financial and operational restructuring was necessary.

FILING

On January 6, 1995, the Company filed for protection pursuant to Chapter 11.
In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. The Company and representatives of the Committees have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter 11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan. On October 23, 1996, the Plan and Disclosure Statement were filed with the Court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. The Confirmation Hearing commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Plan and that all requirements for confirmation of the Plan had been satisfied, except as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court has again deferred final confirmation of the Plan in order to afford Lamonts additional time in which to investigate recapitalization opportunities.

The Plan provides that the Company's current equity holders will be substantially diluted. The confirmation and effectiveness of the Plan, the implementation of the Company's proposed business plan and the Company's proposed equity distribution are each subject to numerous uncertainties set forth in detail in the Plan and Disclosure Statement, and the Plan is subject to modifications and / or withdrawal.

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

STORE LOCATIONS

Since October 29, 1994, the Company has closed 19 stores, eleven of which with the approval of the Court. Six were closed in January 1995, one was closed in March 1996, and four additional stores were closed in December 1996. Of the 19 stores closed, all were closed due to poor performance. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives.

In March 1995, the Company opened a new store in Issaquah, Washington. Management is also evaluating possibilities of opening new stores in desirable geographic locations to facilitate revenue growth.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES. Revenues of $204 million for Fiscal 1996 increased 2.0% on a total store basis from $199 million for Fiscal 1995. Management believes that revenues have increased due to increased levels of inventory and overall improvement in the quality of the merchandise offered in the stores compared to the prior year. Comparable store revenues, for the 38 stores, of $185.0 million for Fiscal 1996 increased 4.6% from $176.9 million for Fiscal 1995 (after deducting the 53rd week of sales in Fiscal 1995). Comparable store revenues are defined as revenues generated at stores open for at least twelve months in each of the periods.

GROSS PROFIT. Gross profit as a percentage of revenues of 36.0% for Fiscal 1996 increased 1.5% from 34.5% for Fiscal 1995 (excluding the effect of non-cash charges of $0.2 million in Fiscal 1996 and $0.9 million in Fiscal 1996). The non-cash charges consist primarily of "LIFO" inventory valuation and net realizable value adjustments. The improvement in gross profit margins can be attributed to the Company's continued efforts to improve the quality of merchandise offered while maintaining price points geared to the Company's customer base. The Company has also implemented policies to mark-down and clear out any unsold merchandise within its respective season.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $67.1 million, or 33.0% of revenues for Fiscal 1996, decreased 5.9% from $71.3 million, or 35.8% of revenues, for Fiscal 1995. On a comparable store basis, operating and administrative expenses of $62.0 million have decreased 3.9% from $64.5 million for Fiscal 1995. This improvement is primarily attributable to reductions in payroll and corporate administration, offset slightly by increases in rent and advertising.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $8.0 million for Fiscal 1996 decreased 13.4% from $9.2 million for Fiscal 1995. The decrease is primarily attributable to the closure of a store in early 1996 and the sale-leaseback of an additional store. The increase in depreciation and amortization associated with newly acquired assets was offset by reductions due to assets becoming fully depreciated or amortized.

IMPAIRMENT OF LONG-LIVED ASSETS. A noncash charge of $4.2 million for the impairment of long-lived assets was recognized during Fiscal 1996 due to the application of Statement No. 121. See "Item 8 - Financial Statements and Supplementary Data - Note 4". The charge consists of a noncash write-off of the excess of cost over net assets acquired, leasehold interest and leasehold improvements determined to be impaired under the application of Statement No. 121.

REORGANIZATION EXPENSES. Since the Chapter 11 filing, the Company has recognized $20.8 million in reorganization expenses (approximately $13.2 million of non-cash charges), of which $6.0 million was incurred during Fiscal 1996 and $7.2 million during Fiscal 1995. These expenses relate primarily to professional fees associated with the Company's Chapter 11 case, the accrued or estimated costs associated with the rejection of real property leases, and costs related to closing underperforming and nonprofitable stores subsequent to the Company's Chapter 11 case. The charges for store closures are primarily non-cash write-offs of inventory losses realized in the inventory liquidation process.

INTEREST EXPENSE. Interest expense of $5.1 million in Fiscal 1996 remained unchanged from Fiscal 1995.

NET LOSS. The net loss of $17.3 million for Fiscal 1996 decreased $7.5 million, a 30% improvement over the net loss of $24.8 million for Fiscal 1995. The reduction in net loss is primarily a result of (i) a $5.2 million improvement in gross margin which includes non-cash charges for LIFO as discussed above, (ii) a $1.2 million decrease in costs related to reorganization expenses, excluding the costs associated with the closing of stores in Fiscal 1996 compared to Fiscal 1995, (iii) lower operating and administrative expenses of $4.2 million in Fiscal 1996 as discussed above, and (iv) a $1.2 million decline in depreciation and amortization expense during Fiscal 1996, offset by a $4.2 million non-cash charge for the impairment of long-lived assets.

FISCAL 1995 COMPARED TO THE 12 MONTHS ENDED JANUARY 28, 1995

REVENUES. Revenues of $199 million for Fiscal 1995 decreased 13.7% on a total store basis from $231 million for the comparable prior year period, primarily because the comparable prior year period results include revenues from six stores that were closed in January 1995. In addition, the majority of the revenue decrease in Fiscal 1995 occurred during the first three months after the Company's Chapter 11 filing. Comparable store revenues decreased 4.5% in Fiscal 1995 (after deducting the 53rd week of sales in Fiscal 1995)..

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $2.7 million for the January Quarter remained relatively unchanged from $2.8 million recorded for comparable prior year period. Increased depreciation and amortization associated with newly acquired assets offset reductions associated with assets retired as a result of store closures and assets becoming fully depreciated or amortized.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $2.1 million of cash for operating activities for Fiscal 1996. The Company's primary cash requirement is the procurement of inventory which is currently funded through borrowings under the FNBB Facility, trade credit and cash generated from operations. Like other apparel retailers, the Company is highly dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company continues to obtain the trade credit terms it is currently receiving, the Company believes that borrowings under the FNBB Facility and cash generated from operations will provide the cash necessary to fund the Company's immediate cash requirements.

The Company received $3.9 million of cash from investing activities in Fiscal 1996. The Company received $4.5 million which represents the net sales proceeds received from the sale-leaseback of the Company's Alderwood store during Fiscal 1996, which is offset by $0.7 million in capital expenditures.

The Company received $2.0 million from financing activities, primarily the result of additional borrowings under the Company's working capital facility.

DIP FINANCING

On February 17, 1995, the Company received approval from the Court for the Old DIP Facility with Foothill. The Old DIP Facility provided for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15.0 million of letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. On June 4, 1996, the Company entered into the FNBB Facility with FNBB replacing the Old DIP Facility, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Old DIP Facility was terminated, the Company was in violation of the net worth maintenance covenant in the Old DIP Facility at the time of termination.

Pursuant to the FNBB Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. The FNBB Facility will expire on the effective date of the Company's Plan of Reorganization or June 30, 1997, whichever is sooner. The Bank has informed the Company that the agreement will be extended to February 28, 1998 and is currently in the process of documenting the amendments, however, there can be no assurances that documents relating to such amendments will be completed prior to June 30, 1997. Effective November 8, 1996, the FNBB Facility was amended to increase the Company's borrowing limit from $32 million to $35 million to accommodate seasonal requirements for the Company's holiday season purchases.
 The borrowing limit reverted to $32 million on December 15, 1996. In addition, during the period beginning on December 15, 1996 and ending on January 31, 1997, the Company was required to maintain the aggregate amount of outstanding borrowings under the FNBB Facility at no more than $21.5 million for a period of 30 consecutive days. Subject to FNBB's approval of the Plan of reorganization and other specified conditions, the FNBB Facility will continue for a two year period following the effective date of the plan of reorganization.

The FNBB Facility provides that for Base Rate loans interest will accrue at the rate of 1.5% per annum in excess of the Base Rate (as defined therein), payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such borrowings shall be the greater of (i) 3.0% per annum in excess of the Base Rate and (ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment upon the effective date of a plan of reorganization and the satisfaction of certain other conditions described in the FNBB Facility based on financial ratios of the Company specified in the FNBB Facility. At February 1, 1997, the Base Rate was 8.25% and the Eurodollar Rate was 5.5%.

The Company has expensed fees of $474,000 for the FNBB Facility as of February 1, 1997. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of the Plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility payable in the amount of $560,000 of which $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

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

As of April 16, 1997, the Company had $25.4 million of borrowings outstanding under the FNBB Facility with additional borrowing availability thereunder of $2.4 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the FNBB Facility (ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is highly dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company continues to obtain the trade credit terms it is currently receiving, the Company believes that borrowings under the FNBB Facility and cash generated from operations will provide the cash necessary to fund the Company's immediate cash requirements. The adequacy of the Company's long-term capital resources and liquidity will depend on whether and when the Plan is confirmed, as well as other factors, including the Company's ability to obtain an extension of the FNBB Facility.

On October 11, 1996, the Company retained an investment banking firm, with the approval of the Court, to explore opportunities to raise additional capital.

OTHER

The Company has never declared or paid cash dividends on its Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements and the financial condition of the Company. The ability of the Company to pay dividends is restricted under the terms of the FNBB Facility. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends during the pendency of the Company's Chapter 11.

SEASONALITY

The Company's sales are seasonal, with the Christmas Season being its strongest quarter. The table below sets forth the effect of seasonality on the Company's business for Fiscal 1996 and Fiscal 1995.

                   1ST QTR        2ND QTR        3RD QTR        4TH QTR        TOTAL
                ------------   ------------   ------------   ------------   ------------
                                         (dollars in thousands)

FISCAL 1996
  Revenues         $37,922        $49,657        $50,705        $65,318       $203,602
  % Contribution     18.6%          24.4%          24.9%          32.1%

FISCAL 1995
  Revenues         $36,682        $47,711        $49,802        $65,353       $199,548
  % Contribution     18.4%          23.9%          24.9%          32.8%

INFLATION

The primary items affected by inflation include the cost of merchandise, utilities, and labor. Retail sales prices are generally set to reflect such inflationary increases, the effects of which cannot be readily determined. Management of the Company believes that inflationary factors have had a minimal effect on the Company's operations during the past three years.

YEAR 2000

The Company is currently evaluating the significance of the year 2000 on the existing computer systems. It is not known at this time whether existing systems will be modified or new systems will be purchased.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



    PAGE #
    --------

    21        Report of Independent Accountants


    22 Consolidated Balance Sheets - February 1, 1997, February 3, 1996, and January 28, 1995.


    23 Consolidated Statements of Operations for the 52 weeks ended February 1, 1997, 53 weeks ended February 3, 1996, Quarter ended January 28, 1995, and the 52 weeks ended October 29, 1994.


    24 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the 52 weeks ended February 1, 1997, 53 weeks ended February 3, 1996, Quarter ended January 28, 1995, and the 52 weeks ended October 29, 1994.


    25 Consolidated Statements of Cash Flows for the 52 weeks ended February 1, 1997, 53 weeks ended February 3, 1996, Quarter ended January 28, 1995, and the 52 weeks ended October 29, 1994.


    27        Notes to Consolidated Financial Statements.

                          REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors
Lamonts Apparel, Inc.

We have audited the accompanying consolidated balance sheets of Lamonts Apparel, Inc. (Debtor-in-Possession) as of February 1, 1997, February 3, 1996, and January 28, 1995 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the 52 weeks ended February
1, 1997, 53 weeks ended February 3, 1996, Quarter ended January 28, 1995 and the 52 weeks ended October 29, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lamonts Apparel, Inc. (Debtor-in-Possession) as of February 1, 1997, February 3, 1996, and January 28, 1995 and the results of its operations and its cash flows for the 52 weeks ended February 1, 1997, 53 weeks ended February 3, 1996, Quarter ended January 28, 1995 and the 52 weeks ended October 29, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations. As discussed in Note 1 of the notes to the consolidated financial statements, on January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. Further, as more fully described in Note 1, claims substantially in excess of amounts reflected as liabilities in the consolidated financial statements have been asserted against the Company as a result of the reorganization proceedings. The validity of these claims, as well as the amount and manner of payment of all valid claims, will ultimately be determined by the Bankruptcy Court. As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the confirmation of a Plan or Reorganization could materially change the amounts currently recorded in the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern and recover the carrying amounts of its assets, including the excess of cost over net assets acquired. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

COOPERS & LYBRAND L.L.P.

/s/ COOPERS & LYBRAND L.L.P.

Seattle, Washington
March 28, 1997

                             LAMONTS APPAREL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               FEBRUARY 1,   FEBRUARY 3,        JANUARY 28,
                                                                  1997          1996               1995
                                                             -------------   -----------        -----------
Current Assets:
  Cash                                                         $2,066          $1,581             $7,972
  Receivables, net                                              1,595           2,458              3,050
  Inventories                                                  37,559          30,401             28,399
  Prepaid expenses and other                                    1,528           2,076              5,517
  Restricted cash and deposits                                    714           1,058                532
                                                             --------        --------           --------
     Total current assets                                      43,462          37,574             45,470

Property and equipment                                         30,653          42,083             51,924
Leasehold interests                                             3,477           4,570              5,058
Excess of cost over net assets acquired                        11,591          13,278             13,639
Deferred financing costs                                        1,989           2,713              3,436
Restricted cash and deposits                                    1,142           1,278                256
Other assets                                                      958             865                486
                                                             --------        --------           --------
     Total assets                                             $93,272        $102,361           $120,269
                                                             --------        --------           --------
                                                             --------        --------           --------

Liabilities not subject to settlement under reorganization
 proceedings:
  Current Liabilities:
    Borrowings under DIP Facility                             $23,141         $20,334            $     -
    Borrowings under working capital facility                       -               -             15,838
    Accounts payable                                           13,578           8,417              1,754
    Accrued payroll and related costs                           2,285           2,396              2,913
    Accrued taxes                                                 812             821                455
    Accrued interest                                              616             207                336
    Accrued store closure costs                                 1,050           3,254              2,951
    Other accrued expenses                                      5,325           4,393              5,198
    Current maturities of obligations under capital
      leases                                                       12               -                  -
                                                             --------        --------           --------
      Total current liabilities                                46,819          39,822             29,445

  Obligations under capital leases                              2,846               -                  -
  Other                                                           302             250                  -
                                                             --------        --------           --------
      Total liabilities not subject to settlement under
        reorganization proceedings                             49,967          40,072             29,445
                                                             --------        --------           --------

Liabilities subject to settlement under reorganization
  proceedings:
    Related party                                              67,600          67,576             67,576
    Other                                                      35,258          37,269             40,757
                                                             --------        --------           --------
                                                              102,858         104,845            108,333
                                                             --------        --------           --------

Commitments and contingencies

Stockholders' deficit
  Common stock, $.01 par value; 40,000,000 shares
   authorized; 17,900,053, 17,899,549, and
   17,887,775 shares issued and outstanding,
   respectively                                                   179             179                179
  Additional paid-in-capital                                   62,972          62,921             62,843
  Minimum pension liability adjustment                              -            (250)                  -
  Accumulated deficit                                        (122,704)       (105,406)           (80,531)
                                                             --------        --------           --------

     Total stockholders' deficit                              (59,553)        (42,556)           (17,509)
                                                             --------        --------           --------
       Total liabilities and stockholders' deficit            $93,272        $102,361           $120,269
                                                             --------        --------           --------
                                                             --------        --------           --------

The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      52 WEEKS              53 WEEKS             QUARTER            52 WEEKS
                                                       ENDED                 ENDED                ENDED               ENDED
                                                    FEBRUARY 1,            FEBRUARY 3,          JANUARY 28,        OCTOBER 29,
                                                       1997                    1996                1995                1994
                                                    ----------             ----------            --------          ----------
Revenues                                             $203,602               $199,548             $71,014            $237,922
Cost of merchandise sold                              130,480                131,677              60,587             163,697
                                                   ----------             ----------            --------          ----------
  Gross profit                                         73,122                 67,871              10,427              74,225
                                                   ----------             ----------            --------          ----------

Operating and administrative expenses                  67,173                 71,372              22,400              88,520
Depreciation and amortization                           7,999                  9,232               2,666              11,441
Impairment of long-lived assets                         4,170                      -                   -                   -
Store closure costs                                         -                      -                   -               7,200
                                                    ----------             ----------            --------          ----------
  Operating costs                                      79,342                 80,604              25,066             107,161
                                                    ----------             ----------            --------          ----------

Loss from operations before other income
  (expense), reorganization expenses
  and income tax benefit                               (6,220)               (12,733)            (14,639)            (32,936)

Other income (expense):
  Interest expense:
    Cash (contractual interest of $13.7
      million, $13.8 million and $3.6
      million during 1996, 1995 and
      January Quarter, respectively)                   (5,053)                (5,098)             (1,356)             (8,130)
    Non-cash                                                -                      -              (1,670)             (3,490)
  Other income (expense)                                   12                    196                  29                (369)
                                                    ----------             ----------            --------          ----------

Loss from operations before
  reorganization expenses and
  income tax benefit                                  (11,261)               (17,635)            (17,636)            (44,925)

Reorganization expenses                                 6,037                  7,240               7,499                   -
                                                    ----------             ----------            --------          ----------

Loss before income tax benefit                        (17,298)               (24,875)            (25,135)            (44,925)

Income tax benefit                                           -                      -                   -               (400)
                                                    ----------             ----------            --------          ----------

Net loss                                             ($17,298)              ($24,875)           ($25,135)           ($44,525)
                                                    ----------             ----------            --------          ----------
                                                    ----------             ----------            --------          ----------

Net loss per common share                              ($0.97)                ($1.39)             ($1.41)             ($3.05)
                                                    ----------             ----------            --------          ----------
                                                    ----------             ----------            --------          ----------


The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                (DOLLARS IN THOUSANDS)

                                                                                                       MINIMUM
                                                                                    ADDITIONAL         PENSION
                                                      PREFERRED       COMMON         PAID-IN          LIABILITY   ACCUMULATED
                                                        STOCK          STOCK          CAPITAL         ADJUSTMENT   DEFICIT
                                                      ----------     ----------     -----------    -------------- -----------

Balance, October 30, 1993                             $   -            $89           $46,990           $    -      ($10,871)
   Net loss for the 52 weeks
     ended October 29, 1994                               -              -                 -                -       (44,525)

   Issuance of  Series A Preferred
     stock pursuant to the Infusion,
     net of issuance cost                                45              -           12,990                 -              -

   Conversion of Series A Preferred
     Stock into Common Stock                           (45)             89              (44)                -              -

   Options exercised                                      -              1                 -                -              -

   Issuance of warrants                                   -              -            2,205                 -              -

   Compensation expense related
     to stock option plan                                 -              -              636                 -              -
                                                   --------       --------          --------         --------      ---------

Balance, October 29, 1994                                 -            179           62,777                 -       (55,396)

   Net loss for the quarter
     ended January 28, 1995                               -              -                 -                -       (25,135)

   Compensation expense related
     to stock option plan                                 -              -                66                -              -
                                                   --------       --------          --------         --------      ---------

Balance, January 28, 1995                                 -            179            62,843                -       (80,531)

   Net loss for the 53 weeks
     ended February 3, 1996                               -              -                 -                -       (24,875)

   Compensation expense related
     to stock option plan                                 -              -                78                -              -

   Minimum pension liability
     adjustment                                           -              -                 -            (250)              -
                                                   --------       --------          --------         --------      ---------

Balance,  February 3, 1996                                -            179            62,921            (250)      (105,406)

   Net loss for the 52 weeks
     ended February 1, 1997                               -              -                 -                -       (17,298)

   Compensation expense related
     to stock option plan                                 -              -                51                -              -

   Minimum pension liability
     adjustment                                           -              -                 -              250              -
                                                   --------       --------          --------         --------      ---------

   Balance, February 1, 1997                          $   -           $179           $62,972           $    -     ($122,704)
                                                   --------       --------          --------         --------      ---------
                                                   --------       --------          --------         --------      ---------


The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)



                                                         52 WEEKS ENDED  53 WEEKS ENDED   QUARTER ENDED     52 WEEKS ENDED
                                                           FEBRUARY 1,      FEBRUARY 3,      JANUARY 28       OCTOBER 29,
                                                             1997             1996             1995              1994
                                                        ---------------    ------------   -------------     --------------
Cash flows from operating activities:
  Net loss                                                 ($17,298)        ($24,875)         ($25,135)        ($44,525)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities before
  reorganization items:
  Depreciation and amortization                               7,999            9,232             2,666           11,441
  Impairment of long-lived assets                             4,170                -                 -                -
  Store closure costs charged to operations                       -                -                 -            6,129
  Non-cash interest, including interest paid-in-
    kind and amortization of debt discount                        -                -             1,670            3,490
  Income taxes                                                    -                -                 -             (400)
  Stock option expense                                           51               78                66              636
  Net realizable value adjustment to inventory                    -              500                 -           10,000
  Decrease (increase) in long term restricted
    cash and deposits                                           137           (1,022)                 -               -
  Other                                                        (562)          (1,425)             (950)             473
  Net change in current assets and liabilities               (2,621)           4,895            31,186            7,342
  Reorganization expenses                                     6,037            7,240             7,499                -
                                                            -------          -------           -------          -------

    Net cash provided (used) by operating
      activities before reorganization expenses              (2,087)          (5,377)            17,002          (5,414)

Operating cash flows used by reorganization
  expenses:
  Payment for professional fees or other
    expenses related to the Chapter 11
    proceedings                                             (3,241)          (2,475)           (1,872)                -
                                                            -------          -------           -------          -------

    Net cash provided (used) by operating
      activities                                            (5,328)          (7,852)            15,130          (5,414)
                                                            -------          -------           -------          -------
Cash flows from investing activities:
  Capital expenditures                                        (699)          (1,343)             (694)          (3,889)
  Proceeds from sale of assets                                4,459                -                 -                -
  Other                                                          90            (448)               (3)              228
                                                            -------          -------           -------          -------

    Net cash provided (used) by investing
      activities                                              3,850          (1,791)             (697)          (3,661)
                                                            -------          -------           -------          -------

Cash flows from financing activities:
  Pre-petition borrowings under working capital
    facility                                                      -                -            26,667          194,768
  Pre-petition payments under working capital
    facility                                                      -                -          (35,422)        (183,875)
  Post-petition borrowings under working capital
    facility                                                255,174          244,178                 -                -
  Post-petition payments under working capital
    facility                                              (252,367)        (239,682)                 -                -
  Principal payments on obligations under capital
    leases                                                    (778)          (1,183)             (373)          (1,484)
  Payments of financing costs                                     -                -                 -            (805)
  Proceeds from sale of preferred stock                           -                -                 -           13,399
  Payment of long term debt                                       -                -                 -         (13,000)
  Other                                                        (66)             (61)              (27)            (159)
                                                            -------          -------           -------          -------

    Net cash provided (used) by financing
      activities                                              1,963            3,252           (9,155)            8,844
                                                            -------          -------           -------          -------

Net increase (decrease) in cash                                 485          (6,391)             5,278            (231)
Cash, beginning of period                                     1,581            7,972             2,694            2,925
                                                            -------          -------           -------          -------

Cash, end of period                                          $2,066           $1,581            $7,972           $2,694
                                                            -------          -------           -------          -------
                                                            -------          -------           -------          -------

The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)



                                                      52 WEEKS ENDED     53 WEEKS ENDED      QUARTER ENDED        52 WEEKS ENDED
                                                         FEBRUARY 1,       FEBRUARY 3,         JANUARY 28,          OCTOBER 29,
                                                            1997              1996                1995                 1994
                                                      -------------       --------------     -------------        -------------
Reconciliation of net change in current assets
   and liabilities:

   (Increase) decrease in accounts receivable                  $818                 $692          ($1,056)               $1,144
   (Increase) decrease in inventory (excluding
     adjustment for net realizable value)                   (9,388)              (2,692)            32,400                9,895
   (Increase) decrease in prepaid expenses                    (111)                2,018               992                (907)
   Increase (decrease) in accounts payable                    5,161                6,663           (3,245)              (1,012)
   Increase (decrease) in accrued interest                      409                (103)             (666)              (3,982)
   Increase (decrease) in other accrued expenses                490              (1,683)             2,761                2,149
   Decrease in other working capital                              -                   -                  -                   55
                                                           --------            ---------         ---------            ---------
                                                           ($2,621)               $4,895           $31,186               $7,342
                                                           --------            ---------         ---------            ---------
                                                           --------            ---------         ---------            ---------

Supplemental Cash Flow Information:
   Cash interest payments made                               $4,783               $5,201            $1,401              $12,178
   Non-cash transactions:
     Capital lease relating to sale - leaseback of
      Alderwood store                                         2,835                    -                 -                    -
   Issuance of debt in payment of interest                        -                    -                 -                4,026
   Issuance of warrants                                           -                    -                 -                2,205
   Conversion of Series A Preferred Stock into
     Common Stock                                                 -                    -                 -                   89


The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   FEBRUARY 1, 1997

NOTE 1 - CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company" or "Lamonts") filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Court.
The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter 11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan. On October 23, 1996, an amended plan of reorganization ("the Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the Court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan (the "Confirmation Hearing") commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Plan and that all requirements for confirmation of the Plan had been satisfied, except as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court has again deferred final confirmation of the Plan in order to afford Lamonts additional time in which to investigate recapitalization opportunities.

The Plan provides that the Company's current equity holders will be substantially diluted. The confirmation and effectiveness of the Plan, the implementation of the Company's proposed business plan and the Company's proposed equity distribution are each subject to numerous uncertainties set forth in detail in the Plan and Disclosure Statement, and the Plan is subject to modifications and/or withdrawal. Accordingly, the value of the Company's common stock remains highly speculative.

On October 11, 1996, the Company retained an investment banking firm, with the approval of the Court, to explore opportunities to raise additional capital.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis of accounting, and, for the periods subsequent to the bankruptcy filing, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. Recurring losses from operations and the matters discussed herein related to the bankruptcy filing raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the ability to comply with its debtor-in-possession financing agreement and to extend such financing upon the expiration of its current financing agreement, (ii) confirmation of a Plan under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

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

As a result of the Company's Chapter 11 filing, the Company is currently in default under the indentures governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and the 13-1/2% Senior Subordinated Notes which were due February 1995 (the "13-1/2% Notes"). As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest is prohibited during the pendency of the Company's Chapter 11 case, and these liabilities have been included in the balance sheet as "liabilities subject to settlement under reorganization proceedings." (Also see Note 3)

Pre-petition liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):



                                                            FEBRUARY 1,   FEBRUARY 3,    JANUARY 28,
                                                                1997          1996          1995
                                                           -------------  ------------   ------------
Accounts payable and accrued liabilities                        $23,121        $23,511        $23,714
Capital lease obligations                                        11,216         12,321         15,560
10-1/4% Notes (including pre-petition accrued interest)          67,600         67,576         67,576
13-1/2% Notes (including pre-petition accrued interest)             838            838            838
Notes payable                                                        83            599            645
                                                           -------------  ------------   ------------
                                                               $102,858       $104,845       $108,333
                                                           -------------  ------------   ------------
                                                           -------------  ------------   ------------


In accordance with the Bankruptcy Code, the Company can seek Court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for breach of contract. In connection with the Company's Chapter 11 proceedings, the Company continues to review all of its obligations under its executory contracts. As of March 31, 1997, the Company has rejected 14 real property leases and certain executory contracts and assumed 5 leases (with certain conditions and limitations).

As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements, including amounts recorded for the excess of cost over net assets acquired. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these matters or adjustments that might result should the Company be unable to continue as a going concern. Generally, if a debtor-in-possession is unable to emerge from Chapter 11, such debtor-in-possession could be required to liquidate its assets.

Costs associated with the reorganization of the Company are charged to expense as incurred. Under the requirements of the Chapter 11 filing, the Company is required to pay certain expenses of the Committees. The amounts charged to reorganization expense by the Company are as follows (dollars in thousands):


                                            FISCAL     FISCAL   JANUARY
                                             1996       1995    QUARTER
                                            -------   -------   --------
Write-off of property & equipment,
  net of obligations under capital leases   $    -    $2,362    $1,330
Professional Fees                            2,128     2,479       699
Lease Related Costs                          1,036       925     3,400
Payroll Related Costs                          411       411       728
Other                                        2,462     1,063     1,342
                                            ------    ------    ------
                                            $6,037    $7,240    $7,499
                                            ------    ------    ------
                                            ------    ------    ------

NOTE 2 - CONSOLIDATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. All subsidiaries of the Company are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation.

NOTE 3 - BACKGROUND

The Company is a Northwest based regional retailer of moderately priced casual apparel. The Company has positioned itself as a focused specialty retailer with emphasis on casual wear and high quality branded products.

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

Pursuant to the Recapitalization, the Company, among other things, issued an aggregate of $75.0 million in principal amount of its 10-1/4% Senior Subordinated Notes due 1999 (the "10-1/4% Notes"). As a result of the Recapitalization, the Company's funded debt was reduced by $63.6 million. The Recapitalization was reported as a complete reorganization at October 30, 1992. Purchase accounting was applied in accordance with the provisions of Accounting Principles Board Opinion No. 16. Accordingly, at October 30, 1992, all assets and liabilities were re-valued at their estimated current fair market value and the excess of purchase price over the fair market value of the net assets acquired was allocated to excess of cost over net assets acquired.

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

On October 18, 1994, the holders of all outstanding 10-1/4% Notes (i) granted the Company the option to exchange the outstanding 10-1/4% Notes for shares of Common Stock representing approximately 70% of the Common Stock outstanding immediately following the exchange and $50.0 million aggregate liquidation preference of a new series of preferred stock of the Company and (ii) released the collateral securing the 10-1/4% Notes and generally subordinated the Company's obligations under the 10-1/4% Notes so that they are junior to trade payables and certain other liabilities, subject to certain exceptions. The Company could have exercised its option to exchange the 10-1/4% Notes on or prior to March 31, 1995. However, on March 27, 1995, the Company received an extension from the holders of the 10-1/4% Notes to extend indefinitely, the time in which the Company may exercise its option to require the holders to exchange their 10-1/4% Notes; provided, however, that a majority of the holders of the 10-1/4% Notes may terminate such extension upon 60 days notice to the Company. As of February 1, 1997, the Company has not exercised its option to require the holders of the 10-1/4% Notes to exchange their notes.

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

NOTE 4 - SUMMARY OF ACCOUNTING POLICIES

CHANGE IN YEAR END

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 in order to enhance comparability of the Company's results of operations with other apparel retailers. Accordingly, the accompanying consolidated financial statements include the results of operations of the Company for the 52 week period ended February 1, 1997 ("Fiscal 1996"), the 53 week period ended February 3, 1996 ("Fiscal 1995"), the quarter ended January 28, 1995, ("January Quarter") and the 52 weeks ended October 29, 1994 ("Fiscal 1994").

INVENTORIES

Inventories are valued at the lower of cost (using the retail last-in, first-out ("LIFO") method) or net realizable value. At October 30, 1992, as a result of the Recapitalization, the purchase price allocated to merchandise inventories was computed based on the estimated selling prices of such merchandise less the costs of disposal and a profit for the selling effort. As a result of purchase accounting and the use of the LIFO method (the "Step-up"), the carrying value of the Company's inventories at February 1, 1997, February 3, 1996, and January 28, 1995, exceeded the weighted average cost of inventories by $1.8 million, $2.1 million and $2.6 million, respectively.

During the January Quarter, reductions in inventory quantities resulted in the elimination of LIFO inventory layers which were carried at higher costs (including the Step-up) as compared with the cost of merchandise purchased in the January Quarter. The effect of these reductions increased cost of merchandise sold by $3.2 million ($0.18 per share) in the January Quarter.

PRE-OPENING EXPENSES

Certain costs incurred in connection with the opening of new stores and significant remodeling of existing stores are capitalized and amortized on a straight-line basis over twelve months commencing the month following the store opening.

RESTRICTED CASH AND DEPOSITS

Current restricted cash and deposits includes amounts deposited in restricted operating accounts for the purpose of ensuring payment of employee payroll, utilities, and certain taxes, including retail sales taxes. The Company chose this option while operating as a debtor-in-possession and will close the
accounts at the time of emergence from Chapter 11.   Noncurrent restricted cash
and deposits represents amounts held as a deposit by the Company's buying service for the annual usage of international letters of credit, as well as deposits for workers' compensation.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation based on the following useful lives: buildings and improvements, 10-40 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements and property under capital leases, life of lease or useful life if shorter. Depreciation is computed using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for income tax purposes.

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

LEASEHOLD INTERESTS

In connection with the Recapitalization and the application of purchase accounting, the excess of the fair rental value of leased facilities under operating leases over the respective contractual rents has been recorded as an asset at its discounted net present value and is amortized on a straight-line basis over the respective remaining lease terms. During the first quarter of Fiscal 1996, the Company wrote-off approximately $0.6 million of leasehold interests due to the adoption of Statement No. 121 (defined below). The accumulated amortization of leasehold interests approximated $1.7 million, $1.4 million and $1.3 million at February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over the fair market value of net assets acquired pursuant to the Recapitalizaton is being amortized on a straight-line basis over 40 years. Accumulated amortization approximated $1.4 million, $1.2 million and $0.8 million at February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

The Company continually evalutes the recoverability of the carrying amount of the excess of cost over net assets acquired by assessing whether the recorded value will be recovered through future expected operating results. During the first quarter of Fiscal 1996, the Company wrote-off approximately $1.3 million of the excess of cost over net assets acquired due to the adoption of Statement No. 121 (defined below).

DEFERRED FINANCING COSTS

Costs incurred in connection with the issuance of the Company's debt are amortized using the effective interest method over the term of the related indebtedness. In connection with an amendment to the 10-1/4% Notes in June 1994, the Company issued Warrants (the "1994 Warrants") initially to purchase up to an aggregate of approximately 2.0 million shares of Common Stock to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. The issuance of the 1994 Warrants resulted in an increase of $2.2 million in deferred financing costs and additional paid-in capital. The accumulated amortization of deferred financing costs approximated $2.8 million, $2.1 million and $1.4 million at February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

ADVERTISING COSTS

The Company expenses the production costs of advertising as incurred. Advertising expense approximated $13.0 million, $12.6 million, $3.8 million and $15.0 million during Fiscal 1996, Fiscal 1995, the January Quarter and Fiscal 1994, respectively.

CASH EQUIVALENTS

The Company considers all short term investments with original maturities of three months or less to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121") Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.

Beginning in Fiscal 1996 with the adoption of Statement No. 121, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows at a rate commensurate with the Company's borrowing rate.

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

As a result of the reduced carrying value of the impaired assets, depreciation and amortization expense for Fiscal 1997 is expected to be reduced by approximately $0.4 million.

OTHER

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, a fair value based method of accounting for stock compensation plans. Companies may elect to continue to apply current accounting requirements for employee stock compensation awards. All companies are required to comply with the disclosure requirements of the statement, and the Company has adopted the disclosure requirements only in the fiscal year ended February 1, 1997. The Company is continuing accounting for employee stock compensation awards under Accounting Principle Board Opinion No. 25 "Accounting for Stock issued to Employees".

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." All companies are required to comply with the disclosure requirements of the statement and the Company will adopt the policy in the fiscal year ending January 31, 1998.

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

RECLASSIFICATIONS

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 5 - NET LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding. The common stock equivalents, represented by stock options, warrants and Series A Preferred Stock (outstanding from December 1, 1993 to March 13, 1994) were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion would be anti-dilutive. The weighted average number of shares outstanding was 17,899,906, 17,893,675, 17,883,135 and 14,583,038 for Fiscal 1996, Fiscal 1995, the January Quarter and Fiscal 1994, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (dollars in thousands):


                                  FEBRUARY 1,     FEBRUARY 3,   JANUARY 28,
                                       1997          1996           1995
                                   -----------     -----------   -----------
Land                                 $    --          $1,412         $1,412
Buildings under capital leases        17,605          15,073         18,018
Buildings and improvements             2,193           7,594          7,594
Leasehold improvements                15,012          17,953         19,498
Furniture, fixtures, and equipment    16,699          16,608         17,781
Deferred software costs                6,650           6,484          5,897
                                   -----------     -----------     -----------
                                      58,159          65,124         70,200
Less accumulated depreciation and
 amortization                        (27,506)        (23,041)       (18,276)
                                   -----------     -----------     -----------
                                     $30,653         $42,083        $51,924
                                   -----------     -----------     -----------
                                   -----------     -----------     -----------

During the first quarter of Fiscal 1996, the Company wrote-off approximately $2.3 million of property and equipment due to the adoption of Statement
No. 121.

Accumulated amortization for buildings under capital leases approximated $5.8 million, $4.6 million and $4.1 million at February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

In March 1996 the Company closed a store in Eugene, Oregon. The Company owned the building subject to a ground lease. The building reverted to the owner of the land. The net book value of the building and improvements totaled $2.2 million at February 3, 1996. (See Note 9.)

In December 1996, the Company closed four stores located at Spokane, WA; Twin Falls, ID; Missoula, MT; and Hillsboro, OR. The net book value of furniture, fixtures and equipment associated with the stores totaled $0.4 million as of February 1, 1997, and has been included in the store closure reserve, (See Note 9).

On February 8, 1996, the Company entered into a sale-leaseback transaction for the land and building at the Company's Alderwood store in Washington.
The proceeds of approximately $5.0 million were applied against the Company's Old DIP Facility (defined below) borrowings. The Company concurrently entered into a 20 year lease agreement with the purchaser.

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

Operating lease rental expense is summarized as follows (dollars in thousands):

                     FISCAL          FISCAL     JANUARY     FISCAL
                      1996            1995      QUARTER      1994
                    -----------     ---------   ----------  --------
Minimum rentals       $7,095         $7,300      $2,265     $9,258
Contingent rentals       660            496         217        670
Sublease rentals        (959)          (803)       (214)      (710)
                    -----------     ---------   ----------  --------
                      $6,796         $6,993      $2,268     $9,218
                    -----------     ---------   ----------  --------
                    -----------     ---------   ----------  --------

The Company had capital lease contingent rental expense of approximately $0.1 million and received sublease rentals of approximately $0.4 million during each of Fiscal 1996, Fiscal 1995 and Fiscal 1994,. During the January Quarter, the Company had contingent capital lease rental expense of $0.1 million and received $0.2 million in sublease rentals. Capital lease interest expense was $2.1 million, $2.0 million, $0.6 million and $2.7 million during Fiscal 1996, Fiscal 1995, the January Quarter and Fiscal 1994, respectively.

In September 1995, in connection with the Company's Chapter 11 case, the Company negotiated a rental concession with one of its landlords in the Alaska market. The lease agreement was amended to reduce monthly payments from September 1995 through August 2001. The concession has been reflected in the tables below.

Future minimum rental payments as of February 1, 1997 under capital and operating leases, excluding amounts related to contracts which have been rejected by the Company in connection with the Company's Chapter 11 filing, are summarized as follows (dollars in thousands):

                                     CAPITAL   OPERATING
                                     LEASES     LEASES
                                   ----------  -----------
For the fiscal years ending:
    1997                             $2,852      $6,132
    1998                              2,859       6,092
    1999                              2,859       5,861
    2000                              2,726       5,101
    2001                              2,577       4,743
    Thereafter                       14,956      25,607
                                   ----------  -----------

Total minimum rental payments        28,829      $53,536
                                               -----------
                                               -----------
Less estimated executory costs
  (primarily taxes and insurance)      (103)
Less amounts representing interest   (14,652)
                                   ----------
Present value of obligations         $14,074
                                   ----------
                                   ----------

In addition, the Company guarantees an operating lease, expiring February 1998 with one option to renew the lease for a term of three years, of a third party which operates a distribution center for the Company. At February 1, 1997, annual future minimum rentals of the operating lease relating to the distribution center are approximately $0.3 million per year.


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

On February 17, 1995, the Company received approval from the Court for a Loan and Security Agreement with Foothill (the "Old DIP Facility"). The Old DIP Facility provided for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15.0 million of letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. Effective October 17, 1995, the Old DIP Facility was amended to increase the percentage of inventory value allowed in the borrowing capacity from 60% to 70%. This increase in borrowing base was in effect for the period October 17, 1995 through December 2, 1995. Effective November 28, 1995, Foothill increased the Company's borrowing capacity from $32 million to $34 million to accommodate seasonal requirements. The additional $2 million in borrowing capacity expired December 15, 1995.

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

On June 4, 1996, the Company entered into a loan and security agreement (the "FNBB Facility") with The First National Bank of Boston ("FNBB") replacing the Old DIP Facility, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Old DIP Facility was terminated, the Company was in violation of the net worth maintenance covenant in the Old DIP Facility at the time of termination.

Pursuant to the FNBB Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. The FNBB Facility will expire on the effective date of the Company's Plan of Reorganization or June 30, 1997, whichever is sooner. The Bank has informed the Company that the agreement will be extended to February 28, 1998 and is currently in the process of documenting the amendments, however, there can be no assurances that documents relating to such amendments will be completed prior to June 30, 1997. Effective November 8, 1996, the FNBB Facility was amended to increase the Company's borrowing limit from $32 million to $35 million to accommodate seasonal requirements for the Company's holiday season purchases.
 The borrowing limit reverted to $32 million on December 15, 1996. In addition, during the period beginning on December 15, 1996 and ending on January 31, 1997, the Company was required to maintain the aggregate amount of outstanding borrowings under the FNBB Facility at no more than $21.5 million for a period of 30
consecutive days. Subject to FNBB's approval of the plan of reorganization and other specified conditions, the FNBB Facility will continue for a two year period following the effective date of the plan of reorganization. At February 1, 1997, the Company had $23.1 million of borrowings and no outstanding letters of credit under the FNBB Facility, with additional borrowing capacity of $1.9 million.

The FNBB Facility provides that for Base Rate loans interest will accrue at the rate of 1.5% per annum in excess of the Base Rate (as defined therein), payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The FNBB Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such borrowings shall be the greater of (i) 3.0% per annum in excess of the Base Rate and (ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment upon the effective date of a plan of reorganization and the satisfaction of certain other conditions described in the FNBB Facility based on financial ratios of the Company specified in the FNBB Facility. At February 1, 1997, the Base Rate was 8.25% and the Eurodollar Rate was 5.5%.

The Company has expensed fees of $474,000 for the FNBB Facility as of February 1, 1997. Fees payable under the FNBB Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee after the effective date of the plan of reorganization and the satisfaction of certain conditions described in the FNBB Facility payable in the amount of $560,000 of which $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the commitments).

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

As a result of the Company's Chapter 11 filing, the Company is currently in default on all its funded debt agreements (other than the FNBB Facility). The Company has not accrued interest upon such indebtedness (other than the FNBB Facility) since the date of filing. The 13-1/2% Notes were due February 15, 1995.

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

In connection with its operational restructuring, the Company received permission from the Court to close six additional underperforming stores in January 1995. A charge to reorganization expense of $2.2 million was recorded in the January Quarter. In January 1996, the Company received permission from the Court to close an underperforming store located in Eugene, Oregon, and the Company conducted a going out of business sale at this store through March 1996. The Company owned the building in Eugene subject to a ground lease and attempted to market the building. A purchaser was not located and ownership of the building reverted to the owner of the underlying land. The write off of the net book value of the building and leasehold improvements was included in the $3.0 million charge to reorganization expense recorded in Fiscal 1995 in connection with the closure of the Eugene store. In October 1996, the Company received approval by the Court to close four additional underperforming stores, located in Spokane, WA; Twin Falls, ID; Missoula, MT; and Hillsboro, OR. The Company conducted going out of business sales at these stores through December 1996. During Fiscal 1996, $3.1 million was charged to reorganization expense in connection with the closure of these stores. Store closure costs for Fiscal 1996, Fiscal 1995, the January Quarter and Fiscal 1994 are as follows (dollars in thousands):



                                                                 STORE CLOSURE COSTS
                                              -------------------------------------------------------
                                                  FISCAL      FISCAL          JANUARY        FISCAL
                                                   1996        1995           QUARTER         1994
                                               --------       --------       --------       --------
Write-off of property and equipment, net of
  obligations under capital leases               $    -         $2,362         $1,330         $2,972
Adjustments to inventory carrying values          1,866            450            400          1,748
Estimated operating losses through the dates
  of closure                                          -              -              -          1,357
Lease Termination Costs                           1,036              -              -              -
Other                                               186            238            470          1,123
                                               --------       --------       --------       --------
                                                 $3,088         $3,050         $2,200         $7,200
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
Amounts charged to reserve                       $5,292         $3,247         $2,806         $3,843
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------




Revenues associated with the closed stores totaled $13.9 million, $16.1 million, $12.5 million and $47.1 million in Fiscal 1996, Fiscal 1995, the January Quarter and Fiscal 1994, respectively. Operating income (losses), excluding the allocation of corporate expenses, interest and reorganization expenses, incurred from these stores were $1.4 million, ($0.9) million, ($2.5) million and ($5.4) million in Fiscal 1996, Fiscal 1995 the January Quarter and Fiscal 1994, respectively.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, deferred tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities using applicable enacted tax rates.

The income tax benefit from operations is comprised of the following (dollars in thousands):




              FISCAL 1994
            -------------
Current            ($400)
Deferred
             -------------
                   ($400)
             -------------
             -------------

The Company has recorded a valuation allowance against net deferred tax assets as the Company could not conclude that it was more likely than not that the tax benefits from temporary differences and net operating loss carryforwards would be realized.

The differences between the Company's effective income tax rate and the Federal statutory rate for 1994 is summarized as follows:


                        FISCAL 1994
                        -------------
Expected benefit             (34.0%)
Effect of current year
  net operating loss          34.0%
Adjustment to tax
 provision                    (0.9%)
Other
                        -------------
                              (0.9%)
                        -------------
                        -------------

Significant components of the Company's deferred income tax assets and liabilities are as follows (dollars in thousands):

                                    FEBRUARY 1,  FEBRUARY 3,     JANUARY 28,
                                         1997         1996            1995
                                    -----------  -----------     -----------
Deferred income tax assets:
    Net operating loss carryovers      $34,366      $30,835          $24,192
    Accrued payroll and related costs      954          948            1,074
    Leasehold interests                  2,667        2,652            2,630
    Store closure expenses               5,209        3,821            2,856
    Other                                2,418        1,883            1,623
    Valuation allowance                (44,448)     (38,707)         (30,395)
                                    -----------  -----------     -----------
Total deferred income tax assets         1,166        1,432            1,980
                                    -----------  -----------     -----------

Deferred income tax liabilities:
    Inventory                             (228)       (454)             (644)
    Property and equipment                (938)       (978)           (1,336)
                                    -----------  -----------     -----------
Total deferred income tax liabilities   (1,166)     (1,432)           (1,980)
                                    -----------  -----------     -----------

Net deferred income taxes                   $0          $0                $0
                                    -----------  -----------     -----------
                                    -----------  -----------     -----------


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

As of February 1, 1997, the Company had $101.0 million and $90.9 million of regular tax and alternative minimum tax net operating losses, respectively, which are available to offset future income, expiring in years beginning in 2005. Possible restructuring of the Company and cancellation of indebtedness resulting from the reorganization of the Company under Chapter 11 could further impact the Company's ability to utilize its net operating loss carryforwards.

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

WORKING CAPITAL FACILITY

The carrying value of borrowings under the FNBB Facility approximates market value as the interest rate is variable.

LETTERS OF CREDIT

At February 1, 1997, the Company had no outstanding trade or stand-by letters of credit.

LONG TERM DEBT INCLUDED IN LIABILITIES SUBJECT TO COMPROMISE

Management believes the carrying amount the Company's 10-1/4% Notes and the 13-1/2% Notes is in excess of fair value based on the Company's Chapter 11 filing. Until a plan of reorganization is approved by the Court, a fair value can not be readily determined.

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER

The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect upon the Company's anticipated plan of reorganization or operating results during the period in which the litigation is resolved.

CREDIT CARD PLAN AGREEMENT

The Company's proprietary charge card, administered and owned by Alliance Data Systems (which purchased the charge accounts from National City Bank of Columbus), provides for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Through a contractual arrangement, as amended (the "Agreement"), Alliance Data Systems owns the receivables generated from purchases made by customers using the Lamonts charge card. The Agreement provides that the Company will be charged a discount fee of 1.95% of Net Sales, as that term is defined in the Agreement.

Additionally, the Agreement provides for a supplemental discount fee equal to one-tenth of one percent (0.1%) of Net Sales for each one million dollar increment that Net Sales for a subzject year are less than $48.0 million (the "Minimum Level") up to a maximum fee of 3% of the Net Sales for the subject year. In the event of store closures, the Agreement provides that the Minimum Level may be decreased. Additionally, as of March 1, 1997 the Company is no longer responsible for any net bad debt expense. The Agreement may be terminated by either party after June 22, 1999, upon 180 days prior written notice. At February 3, 1996 and January 28, 1995 the Company had $0.3 million reserved for bad debts arising from this program. At February 1, 1997, there was no reserve for bad debts arising from this program. Bad debt expense for Fiscal 1996, Fiscal 1995, the January Quarter and Fiscal 1994 was approximately $0.1 million, $0.9 million, $0.2 million and $0.8 million, respectively.

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

WARRANTS

On September 21, 1992, the Company distributed as a dividend to the holders of Common Stock of record as of September 1, 1992, 1992 Warrants to purchase an aggregate of 1,017,478 shares of Common Stock. The exercise price of the 1992 Warrants is $5.51 per share which shall increase on each September 28 by an amount equal to 10% of the exercise price immediately prior to such increase. As of February 1, 1997 none of the 1992 Warrants have been exercised.

On June 10, 1994, the Company issued 1994 Warrants to purchase up to an aggregate of approximately 2.0 million shares of Common Stock (or approximately 10% of the Common Stock outstanding after giving effect to the exercise of such 1994 Warrants) to the holders of the 10-1/4% Notes. The 1994 Warrants may be exercised on or prior to June 10, 1999, at an initial exercise price of $1.00 per share of Common Stock. As of February 1, 1997, none of the 1994 Warrants have been exercised.

The exercise price per share of Common Stock subject to the 1992 and 1994 Warrants would be adjusted upon the occurrence of certain events, including future distributions or issuances by the Company of: (i) Common Stock, (ii) rights, options or warrants to purchase Common Stock or (iii) securities convertible into or exchangeable for Common Stock, at a price per share less than the then current market price per share of Common stock. Upon each such adjustment to the exercise price, the number of shares of Common Stock subject to the 1992 and 1994 Warrants will be proportionately adjusted.

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

                                   NUMBER OF
                                    OPTIONS
                                   ---------

Balance, October 29, 1994           592,672

    Granted                               0
    Exercised                      (12,545)
    Canceled                      (205,387)
                                -----------
Balance, January 28, 1995           374,740

    Granted                               0
    Exercised                      (11,774)
    Canceled                       (43,902)
                                -----------
Balance, February 3, 1996           319,064

    Granted                               0
    Exercised                         (504)
    Canceled                       (43,109)
                                -----------
Balance, February 1, 1997           275,451
                                -----------
                                -----------


At February 1, 1997 options to purchase 275,451 shares at an exercise price of $.01 per share were issued and outstanding of which, 266,041 are currently exercisable and the balance thereof, subject to certain conditions, will vest ratably through the fifth anniversary of the date of grant. All options are exercisable for a period of ten years from the date of grant. The exercise price was below the fair market value of the underlying shares on the date of grant and, accordingly, $0.1 million, $0.1 million, $0.1 million, and $0.6 million was charged to compensation expense during Fiscal 1996, Fiscal 1995, the January Quarter and Fiscal 1994, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

In connection with the Recapitalization, certain of the Company's stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the Common Stock outstanding immediately following the Recapitalization (currently 48.7%), entered into a voting agreement (the "Voting Agreement"). The Voting Agreement provides, among other things, that (i) Apollo Retail Partners, L.P. (together with its permitted assignees, "ARP") may designate six persons to the Board of Directors, (ii) management may designate two persons to the Board of Directors, and (iii) a majority of certain former holders of the 13-1/2% Notes, which notes were exchanged for Common Stock pursuant to the Recapitalization, may designate two persons to the Board of Directors. The Voting Agreement will terminate upon the earlier of (i) October 30, 2002, or (ii) the date upon which at least 25% of the then outstanding shares of Common Stock are publicly held pursuant to one or more underwritten registered offerings of primary shares. Since the Company's Chapter 11 filing, none of the parties to the Voting Agreement has exercised its right thereunder. Pursuant to the Plan, the Company's obligations under the Voting Agreement will be rejected upon the effective date of the Plan.

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

A former director of the Company was an officer of one of the banks which extended a line of credit to the Company prior to its replacement with the Foothill working capital facility in January 1994 (see Note 8).

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

NOTE 15 - BENEFIT PLANS

PENSION PLAN

On January 1, 1986, the Company established the Lamonts Apparel, Inc. Employees Retirement Trust and the Lamonts Apparel, Inc. Supplemental Executive Retirement Plan (collectively the "Retirement Plan"). The Lamonts Apparel, Inc. Supplemental Executive Retirement Plan was rejected in Fiscal 1996. The Retirement Plan is a noncontributory defined benefit pension plan for employees of the Company who are not eligible for pension benefits from another pension plan pursuant to collective bargaining agreements. Participant benefits are based on years of service and compensation during later years of employment. It is the Company's policy to make contributions to the Retirement Plan in amounts which comply with the minimum regulatory funding requirements.

The following table sets forth the Company's funded plan status and amounts recognized in the Company's consolidated balance sheets (dollars in thousands):



                                                                     FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,
                                                                          1997           1996           1995
                                                                       ---------      ---------      ---------
Actuarial present value of accumulated benefit obligations,
  including vested benefits of $5,345, $5,462 and $4,286 in
  Fiscal 1996, Fiscal 1995 and the January Quarter, respectively          $5,598         $5,651         $4,583
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------
Projected benefit obligation                                              $6,513         $6,639         $5,499
Retirement Plan assets at value, primarily money market
funds and guaranteed investment contracts                                  6,045          5,143          4,652
                                                                       ---------      ---------      ---------
Projected benefit obligation in excess of Retirement Plan assets             468          1,496            847
Unrecognized net loss from past experience different
from that assumed                                                          (347)        (1,238)        (1,162)
                                                                       ---------      ---------      ---------
Accrued (prepaid) pension cost                                               121            258          (315)
Additional liability charge to equity to recognize minimum liability           -            250              -
                                                                       ---------      ---------      ---------

Total accrued (prepaid) pension cost                                        $121           $508         ($315)
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

Discount rate                                                              7.75%          7.25%           8.5%
Rate of increase in future compensation levels                              3.5%           3.5%           4.5%
Expected long term rate of return on assets                                 9.0%           9.0%           9.0%


Amounts charged to expense under the Retirement Plan were as follows (dollars in thousands):


                                                             FISCAL      FISCAL         JANUARY      FISCAL
                                                              1996         1995          QUARTER       1994
                                                             ------      ------         -------       -------
Service cost, benefits earned during the period                $404          $414           $108         $536
Interest cost on projected benefit obligation                   461           483            113          407
Actual return on assets                                       (635)          (883)            39           11
Other, including deferred recognition of asset gain/(loss)      213           559           (129)        (444)
                                                             ------        ------         -------       -------
Net pension cost                                               $443          $573            $131        $510
                                                             ------        ------         -------       -------
                                                             ------        ------         -------       -------




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

LAMONTS 401(k) PLAN

The Lamonts Apparel, Inc. Tax Relief Investments Protection Plan, as amended and restated effective January 1, 1994 (the "401(k) Plan") provides participants the opportunity to elect to defer an amount from one percent to 15% of their compensation, in increments of one percent. Under the 401(k) Plan, the Company matches contributions equal to 50% of each participant's deferred pay contributions (such contribution not to exceed one percent of the participant's compensation). The Company contributed $0.14 million, $0.15 million, $0.04 million, and $0.2 million during Fiscal 1996, Fiscal 1995, the January Quarter and Fiscal 1994, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                       PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



    Name                Age       Position
    ----                ---       --------
Alan R. Schlesinger     54        Director, Chairman of the Board, President
                                  and Chief Executive Officer

Loren R. Rothschild     58        Director and Vice Chairman of the Board

Peter Aaron             47        Executive Vice President

Debbie A. Brownfield    42        Senior Vice President, Chief Financial
                                  Officer and Secretary

E.H. Bulen              46        Senior Vice President and General
                                  Merchandise Manager

James Ferree            38        Senior Vice President and General
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

Mr. Bulen joined Lamonts in November 1995 as Senior Vice President and General Merchandise Manager. Prior to joining the Company, Mr. Bulen was Vice President, Retail Stores, with Vans, Inc. from April 1993. He also has an extensive retail background with May Company, California, where he served in a variety of merchandising roles from February 1976 to January 1993.

Mr. Ferree joined Lamonts in June 1996 as Senior Vice President and General Merchandise Manager. Prior to joining the Company, Mr. Ferree was Vice President and General Merchandise Manager with Sycamore Stores in Indianapolis, Indiana from August 1994. Prior to Sycamore, Mr. Ferree served as Divisional Vice President and Merchandise Manager with Famous Barr, a division of May Department Stores from February 1989.

All directors and executive officers are elected for a term of one year and serve until their successors are duly elected and qualified.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid during Fiscal 1996, Fiscal 1995 and Fiscal 1994, to (i) the Company's Chief Executive Officer, (ii) the Company's four other most highly compensated executive officers as of the end of Fiscal 1996, and (iii) one additional individual who would have qualified for inclusion had their employment not been terminated (collectively, the "Named Executive Officers").





                                                                Annual Compensation
                                                       ------------------------------------------
                                                                                 Other Annual     All Other
                                                                                 Compensation   Compensation
Name and Principal Position             Fiscal Year    Salary ($)    Bonus ($)     ($) (1)         ($)
--------------------------------------------------------------------------------------------------------------
Alan R. Schlesinger, Director,              1996        450,000       100,000          5,100             0
Chairman of the Board, President            1995        450,000       100,000          3,600             0
and Chief Executive Officer                 1994(2)      58,270       125,000              0             0


Loren R. Rothschild,                        1996        240,000             0          2,790             0
Director and Vice Chairman of the           1995        240,000             0          2,790             0
Board                                       1994(2)       6,462       125,000              0             0

Peter Aaron,                                1996        210,000        30,000          3,118             0
Executive Vice President                    1995        205,833        30,000          3,247             0
                                            1994(2)     183,836         8,160          3,540             0

Debbie A. Brownfield, Senior Vice           1996        160,000        30,000          2,016             0
President, Chief Financial Officer          1995        121,249        35,000          1,497             0
and Secretary

E.H. Bulen,                                 1996        152,000        15,000            661             0
Senior Vice President and General           1995        48,930(3)           0              0             0
Merchandise Manager

Carolyn Morris,                             1996        100,256        35,000            255             0
Senior Vice President, General              1995        191,512        35,000            425    104,379(5)
Merchandise Manager (4)




----------------------------------------
(1) Consists of Company contributions to a tax qualified trust under the Company's Tax Relief Investments Protection Plan, as amended and restated effective July 1, 1991, and consists of premiums paid by the Company for term life insurance pursuant to the Lamonts Apparel Group Life and Long-Term Disability Plan, effective July 7, 1977.

(2) As of a result the Company's change in its fiscal year (from the Saturday closest to October 31 to the Saturday closest to January 31) Fiscal Year 1994 compensation for Messrs. Schlesinger and Rothschild include salary and bonus for the January Quarter. Mr. Aaron's compensation represents the fiscal year ended October 29, 1994, but does not include the January Quarter.

(3) Includes $24,430 in consulting fees for the period September 27, 1995 to November 30, 1995.

(4) Ms. Morris commenced her employment with the Company in March 1995 and resigned as Senior Vice President and General Merchandise Manager effective June 1996.

(5) Relocation expenses for Ms. Morris.



OPTION GRANTS DURING FISCAL 1996

There were no options granted to Named Executive Officers during Fiscal 1996.

OPTION VALUES AT 1996 FISCAL YEAR END

The following table provides information related to the number and value of options held by the Named Executive Officers at the end of Fiscal 1996. None of the Named Executive Officers exercised any options during Fiscal 1996.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1996 AND FISCAL YEAR END OPTION/SAR VALUES



                         Number of Securities
                        Underlying Unexercised                  Value of Unexercised
                           Options/SARs at                    In-the-Money Options/SARs
                        Fiscal Year End (#) (1)                 at Fiscal Year End ($)
                   ---------------------------------       ---------------------------------
Name               Exercisable    /    Unexercisable       Exercisable    /    Unexercisable
--------------     ---------------------------------       ---------------------------------
Peter Aaron            23,925     /    3,143                   $2,393     /    $314
Debbie Brownfield       5,311     /      672                     $531     /      $67



(1) Consists of 1992 Options granted to the Named Executive Officers under the Company's 1992 Stock Option Plan.

PENSION PLAN

Under the provisions of the Lamonts Apparel, Inc. Employees Retirement Trust (the "Lamonts Pension Plan"), which covers substantially all employees, monthly retirement benefits for Named Executive Officers hired prior to January 1, 1990 are computed at the rate of one percent (1%) of a participant's highest "average monthly compensation" not in excess of one-twelfth (1/12) of the Social Security covered compensation, multiplied by the participant's years of service, plus 1.65% of the participant's highest average monthly compensation in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service. Monthly retirement benefits for those Named Executive Officers hired on January 1, 1990 or thereafter are computed at the rate of 0.5% of a participant's highest "average monthly compensation" not in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service, plus 1.0% of the participant's highest average monthly compensation in excess of one-twelfth (1/12) of the Social Security Covered Compensation, multiplied by the participant's years of service. "Average monthly compensation" means the average monthly compensation during the five consecutive calendar years during the last 10 calendar years in which the participant's compensation was the highest. Social Security Covered Compensation is a 35 year average of the taxable wage base. The normal form of benefit is a straight life annuity for single participants and a joint and survivor annuity for a married participant commencing on the participant's Early or Normal Retirement Date (as defined therein).

The estimated annual benefits payable under the Lamonts Pension Plan upon retirement at normal retirement age for Mr. Aaron and Ms. Brownfield are $33,046, and $18,503, respectively, based on years of credited service through the end of Fiscal 1996. As of February 1, 1997, Mr. Aaron had fourteen years of credited service. As of February 1, 1997, Ms. Brownfield had twenty-one years of credited service. Messrs. Schlesinger, Rothschild and Bulen have not yet earned retirement benefits.

COMPENSATION OF DIRECTORS

During Fiscal 1996, the Company did not pay any compensation to any person as a director of the Company.

EMPLOYMENT AGREEMENTS

On October 16, 1994, Mr. Schlesinger entered into an employment agreement with the Company that has a term that runs through November 15, 1998, at a base salary of $450,000, subject to annual review and upward adjustment at the discretion of the Board. Pursuant to Mr. Schlesinger's employment agreement, as amended, Mr. Schlesinger received a signing bonus of $125,000. In addition, Mr. Schlesinger received $168,000 as compensation for all compensation and benefits forfeited by Mr. Schlesinger from his previous employer and $47,000 for moving and related costs. In connection with the Company's Chapter 11 case, the Company and Mr. Schlesinger entered into a new employment agreement which was approved by the Court.

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

On December 28, 1994, Mr. Rothschild entered into an employment agreement with the Company that has a term that runs until consummation of a Restructuring (as defined therein), at a base salary of $240,000. Pursuant to Mr. Rothschild's employment agreement, Mr. Rothschild received a signing bonus of $125,000. In connection with the Company's Chapter 11 case, the Company and Mr. Rothschild entered into a new employment agreement which was approved by the Court.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The determination of Fiscal 1996 executive compensation was made by the members of the Board of Directors. Messrs. Schlesinger and Rothschild are executive officers of the Company. See "Employment Agreements."

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as of March 31, 1997 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group:


                                              Number of         Percentage of
                                            Shares Owned(1)  Outstanding Shares
                                           ----------------  ------------------

EXECUTIVE OFFICERS AND DIRECTORS

Peter Aaron (2)                                      24,894              *
Debbie A. Brownfield (3)                              7,411              *
Loren R. Rothschild                                       -              -
Alan R. Schlesinger                                       -              -
E.H. Bulen                                                -              -
James Ferree                                              -              -

All directors and executive officers as group        32,305              *
  (6 persons) (4)

5% STOCKHOLDERS

Apollo Retail Partners, L.P. (5)                  6,887,133           38.5%
   c/o Apollo Advisors, L.P.
   2 Manhattanville Road
   Purchase, New York 10577

BEA Associates (6)                                1,104,351           6.1%
   153 East 53rd St.
   One Citicorp Center
   New York, New York 10022

FMR Corp.
   Fidelity Management Trust Company              2,734,938           14.0%
   Fidelity Management & Research Company (7)
   82 Devonshire Street
   Boston, Massachusetts 02109

Morgens Waterfall Vintiadis & Co., Inc. (8)      3,032,906           16.9%
   610 Fifth Avenue, 7th Floor
   New York, New York 10020
---------------------

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

(2) Includes 731 shares of Common Stock issuable upon exercise of warrants that have an exercise price of $5.51 per share and 23,925 shares subject to immediately exercisable, non-qualified stock options that have an exercise price of $0.01 per share.

(3) Includes 5,311 shares of Common Stock subject to immediately exercisable, non-qualified stock options that have an exercise price of $0.01 per share.

(4) Includes 731 shares of Common Stock issuable upon the exercise of warrants that have an exercise price of $5.51 per share and 29,236 shares of Common Stock subject to immediately exercisable, non-qualified stock options that have an exercise price of $0.01 per share.

(5) The sole general partner of Apollo Retail Partners ("ARP") is AIF II, L.P. ("AIF II"); the managing general partner of AIF II is Apollo Advisors, L.P. ("Apollo Advisors"); and the general partner of Apollo Advisors is Apollo Capital Management, Inc.

(6) According to the Schedule 13G filed by BEA Associates on February 11, 1997, CS Holding directly owns 80% of the partnership units in BEA Associates.
    CS Holding and its direct and indirect subsidiaries, in addition to BEA Associates, may beneficially own shares of the Company and such shares are not reported in such Schedule 13G. CS Holding disclaims beneficial ownership of shares of the Company beneficially owned by its direct and indirect subsidiaries, including BEA Associates, and BEA Associates disclaims beneficial ownership of all the shares of Common Stock, which shares are held in discretionary accounts which BEA Associates manages.
    The Company has been informed by Executive Life Insurance Company of New York ("ELICNY") that these shares are held for the account of ELICNY.


(7) Fidelity Management & Research Company ("Fidelity") is the investment advisor to various registered investment companies (the "Fidelity Funds") and is a wholly owned subsidiary of FMR Corp. Fidelity Management Trust Company ("FMTC") is the trustee or managing agent for various private investment accounts (the "Accounts") and is a wholly owned subsidiary of FMR Corp. According to the Schedule 13G Filed by FMR Corp. on February 14, 1997, FMR Corp. beneficially owns (i) through Fidelity, as investment advisor to the Fidelity Funds, 2,578,526 shares of Common Stock (approximately 13.16%), including 1,586,860 shares of Common Stock subject to immediately exercisable warrants that have an exercise price of $1.00 per share and (ii) through FMTC, the managing agent for the Accounts, 156,412 shares of Common Stock (approximately .80%), including 105,904 shares of Common Stock subject to immediately exercisable warrants that have an exercise price of $1.00 per share.

(8) Morgens Waterfall Vintiadis & Company, Inc. ("Morgens") renders discretionary investment advisory services to (i) Morgens Waterfall Vintiadis N.V. which holds 95,450 shares of Common Stock, (ii) the Bond Fund of the Common Fund for Nonprofit Organizations which holds 211,362 shares of Common Stock and (iii) Betje Partners, which holds 102,264 shares of Common Stock. Messrs. Morgens and Waterfall are the general partners of
    (i) Morgens Waterfall Income Partners which holds 98,260 shares of Common Stock and (ii) Phoenix Partners which holds 287,089 shares of Common Stock. Messrs. Morgens and Waterfall are officers, directors and stockholders of Prime, Inc., which is the corporate general partner of three limited partnerships, each of which serves as a general partner of (i) Restart Partners, L.P., which holds 623,586 shares of Common Stock, (ii) Restart Partners II, L.P., which holds 972,800 shares of Common Stock and (iii) Restart Partners III, L.P., which holds 642,095 shares of Common Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In connection with the Recapitalization, certain of the Company's post-Recapitalization stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the Common Stock outstanding immediately following the Recapitalization (currently 48.7%), entered into that certain Voting Agreement dated as of October 30, 1992 (the "Voting Agreement"). The Voting Agreement provides, among other things, that (i) ARP may designate six persons to the Board of Directors and (ii) a majority of certain former holders of the Company's 13-1/2% Senior Subordinated Notes due February 15, 1995, which notes were exchanged for Common Stock pursuant to the Recapitalization, may designate two persons to the Board of Directors. The Voting Agreement will terminate upon the earlier of (i) October 30, 2002, or (ii) the date upon which at least 25% of the then outstanding shares of Common Stock are publicly held pursuant to one or more underwritten registered offerings of primary shares. Since the Company's Chapter 11 filing, none of the parties to the Voting Agreement has exercised its rights thereunder. Pursuant to the Plan, the Company's obligations under the Voting Agreement will be rejected upon the effective date of the Plan.

In connection with the Recapitalization, the parties to the Recapitalization Agreement (and/or their permitted assignees) entered into an equity registration rights agreement and a debt registration rights agreement.
Under certain circumstances, the holders of at least 10% of the aggregate principal amount of the then outstanding Securities (as defined therein) covered by such agreements may exercise up to two demand registrations with respect to such Securities. The Company will pay all expenses (other than underwriting discounts and commissions) in connection with all such registrations. The agreements also provide for certain piggyback registration rights. The Common Stock held by ARP and Morgens is covered by the equity registration rights agreement pursuant to its terms. Pursuant to the Plan, the Company's obligations under the Recapitalization Agreement, the equity registration rights agreement and the debt registration rights agreement will be rejected upon the effective date of the Plan.

Pursuant to the Recapitalization, Executive Life Insurance Company of New York ("ELICNY") received 898,406 shares of the Company's Common Stock and $7.8 million ($6.4 million after adjustment for the Infusion) in principal amount of the 10-1/4% Notes. As a result of the Company's Chapter 11 filing, during Fiscal 1996 the Company paid ELICNY no cash interest on the 10-1/4% Notes.

In connection with the Infusion, the Fidelity Funds and the Accounts, the holders of the remaining 10-1/4% Notes, became the holders of more than 5% of the Company's Common Stock. Accordingly, the Company has reflected the entire amount of the 10-1/4% Notes as related party debt for all periods presented. As a result of the Company's Chapter 11 case, during Fiscal 1996 the Company paid no interest to the Fidelity Funds or the Accounts on the 10-1/4% Notes.

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

     3. EXHIBITS. The exhibits listed below will be furnished to any security holder upon written request for such exhibit, and payment of any reasonable expenses incurred by Lamonts Apparel, Inc., to the Corporate Secretary, 12413 Willows Road N.E., Kirkland, Washington 98034.

Exhibit
Number     Description of Document
------     ----------------------------
     3.1    Amended and Restated Certificate of Incorporation of the
            Registrant. (6)

     3.2    Amended and Restated By-laws of the Registrant.(9)

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

     4.6    Fourth Supplemental Indenture to the Indenture dated October 18,
            1994.(9)

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

     4.9 Second Supplemental Indenture to the 13-1/2% Indenture dated October 4, 1988, among the Registrant, TPI and the 13-1/2% Trustee.
            (2)

     4.10 Third Supplemental Indenture to the 13-1/2% Indenture dated October 29, 1992, among the Registrant, TPI and the 13-1/2% Trustee. (4)

     4.11 Warrant Agreement dated September 21, 1992 between the Registrant and Society National Bank, as Warrant Agent. (4)

     4.12 Warrant Agreement dated June 10, 1994 between the Registrant and the other parties thereto (including the form of Warrant attached thereto as Exhibit (A). (8)

     4.13 Exchange Agreement, dated October 18, 1994, between the Registrant and the holders of the Notes.(9)

     4.14 Extension Agreement dated March 27, 1995, between Lamonts Apparel, Inc. and the holders of the Company's 10-1/4% Subordinated Notes due 1999.(10)

     10.1 Consulting Agreement dated October 30, 1992, between the Registrant and The Thompson Company. (4)(16)

     10.2 Form of Nonstatutory Stock Option Agreement dated September 14, 1992, between the Registrant and each of Leonard M. Snyder, Frank
            E. Kulp, Andrew A. Giordano, Peter Aaron and Wallace D. Holznagel.
            (4)(16)

     10.3 Form of Nonstatutory Stock Option Agreement dated September 14, 1992, between the Registrant and each officer of the Registrant other than its executive officers. (4)(16)

     10.4 Form of Option Exchange Agreement dated September 14, 1992, between the Registrant and each officer of the Registrant. (4)(16)

     10.5 Lamonts Apparel, Inc. 1992 Incentive and Nonstatutory Stock Option Plan. (4)(16)

     10.6 Employment Agreement dated October 16, 1994, between the Registrant and Alan Schlesinger.(9)(16)

     10.7 Modification to Employment Agreement dated January 5, 1995 between the Registrant and Alan Schlesinger.(9)(16)

     10.8 Employment Agreement dated April 18, 1995, between the Registrant and Alan Schlesinger.(10)(16)

     10.9 Employment Agreement dated December 28, 1994, between the Registrant and Loren Rothschild.(9)(16)

     10.10 Employment Agreement dated April 18, 1995, between the Registrant and Loren Rothschild.(10)(16)

     10.11 Employment Agreement dated October 30, 1992, between the Registrant and Peter Aaron.(4)(16)

     10.12 Equity Registration Rights Agreement dated October 30, 1992 among the Company and the parties listed on the signature pages thereto.(4)

     10.13 Debt Registration Rights Agreement dated October 30, 1992 among the Company and the holders listed on the signature pages thereto.(4)

     10.14 Stockholders Voting Agreement dated October 30, 1992 among the Company and the holders of Common Stock of the Company listed on the signature pages thereto.(4)

     10.15 Form of Indemnification Agreement dated October 30, 1992, between the Registrant and each director and officer of the Registrant.(4)

     10.16 Credit Card Plan Agreement dated June 20, 1988, as amended September 30, 1992, between the Registrant and National City Bank, Columbus (formerly BancOhio National Bank) (the "Credit Card Plan Agreement").(5)

     10.17 Amendment No. 2 dated March 30, 1994 to the Credit Card Plan Agreement.(8)

     10.18 Letter Agreement dated November 2, 1994 to the Credit Card Plan Agreement.(9)

     10.19  Amendment dated December 9, 1996 to the Credit Card Plan
            Agreement. *

     10.20 Computer Services Agreement dated February 1, 1996, between the Registrant and Infotech Corporation.(12)

     10.21 License Agreement dated May 25, 1995 between the Registrant and Shoe Corporation of America, Inc.(11)

     10.22 Loan and Security Agreement dated June 4, 1996 Between First National Bank of Boston and Lamonts Apparel, Inc.(13)

     10.23 Waiver dated August 3, 1996 between First National Bank of Boston and Lamonts Apparel, Inc.(14)

     10.24 First Amendment dated November 8, 1996 to Loan and Security Agreement dated June 4, 1996 between First National Bank of Boston and Lamonts Apparel, Inc.(15)

     10.25 Computer Services Agreement dated February 4, 1997, between the Registrant and Affiliated Computer Services, Inc. *

     21     Subsidiaries of the Registrant. (6)

     23     Consent of Coopers & Lybrand LLP.*

     27.1   Financial Data Schedule. *

     99.1 Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. (14)

     99.2 Submission of "(Proposed) Disclosure Statement re Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code". (14)

     99.3   Plan Documentary Supplement.(14)

     99.4 Debtor's Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(15)

     99.5 Amended Disclosure Statement re Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(15)

     99.6 Plan Documentary Supplement to "Debtor's Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code".(15)

------

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

     (9) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with the Commission on January 27, 1995.

     (10) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on April 21, 1995.

     (11) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on June 12, 1995

     (12) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with the Commission on May 3, 1996.

     (13) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on June 18, 1996.

     (14) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on September 16, 1996.

     (15) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on December 17, 1996

     (16) Management contract or other compensatory plan, contract or arrangement between the Registrant and any director or named executive officer of the Registrant.


(b)  Reports filed on Form 8-K

     1. Form 8-K dated December 20, 1996, Item 5- Other Events, related to announcing that the requisite majorities of each class of its impaired creditors and equity security holders voted in favor of accepting the Registrant's "Debtor's Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code," filed on October 23, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    LAMONTS APPAREL, INC.

                    By:  /s/ DEBBIE BROWNFIELD
                         -------------------------------
                              Debbie Brownfield
                              Senior Vice President and Chief Financial Officer



Date:       May 2, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                       TITLE                           DATE
     ---------                       -----                           ----

/s/ Alan R. Schlesinger  Chairman of the Board, Chief
-----------------------  Executive Officer, President and
Alan R. Schlesinger      Director (Principal Executive Officer)   May 2, 1997


/s/ Loren R. Rothschild  Vice Chairman of the Board, Chief
-----------------------  Administrative Officer and Director      May 2, 1997
Loren R. Rothschild


/s/ Debbie Brownfield   Senior Vice President and Chief           May 2, 1997
----------------------- Financial Officer (Principal
Debbie Brownfield       Financial and Accounting Officer)