Form 10-Q
period 1997-05-03
LAMONTS APPAREL INC
filed 1997-06-17
CIK 785962

================================================================================
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               ------------------------

                                      FORM 10-Q


       (Mark One)
       /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                      For the quarterly period ended May 3, 1997

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

                                  Yes /X/     No  / /


     As of June 11, 1997, there were 17,900,053 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                               Exhibit Index on Page 14

                                (DEBTOR-IN-POSSESSION)
                                      FORM 10-Q
                                     MAY 3, 1997


                                        INDEX



Part I. Financial Information                                             Page
                                                                           ----
 Item 1 - Consolidated Financial Statements

        - Consolidated Balance Sheets - May 3, 1997 and February 1, 1997      3

        - Consolidated Statements of Operations and Accumulated Deficit
          for the three months ended May 3, 1997 and May 4, 1996              4

        - Consolidated Statements of Cash Flows for the three months
          ended May 3, 1997 and May 4, 1996                                   5

        - Notes to Consolidated Financial Statements                          6

 Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

Part II. Other Information

 Item 1 - Legal Proceedings                                                  14

 Item 3 - Defaults Upon Senior Securities                                    14

 Item 6 - Exhibits and Reports on Form 8-K                                   14

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                                MAY 3,         FEBRUARY 1,
                                                                                 1997             1997
                                                                               --------        -----------
Current Assets:
   Cash                                                                          $1,827         $2,066
   Receivables - net                                                              2,005          1,595
   Inventories                                                                   41,422         37,559
   Prepaid expenses and other                                                     1,418          1,528
   Restricted cash and deposits                                                     813            714
                                                                               --------       --------
      Total current assets                                                       47,485         43,462

Property and equipment - net of accumulated depreciation and amortization of
   $28,326 and $27,506, respectively                                             29,082         30,653
Leasehold interests                                                               3,370          3,477
Excess of cost over net assets acquired - net                                    11,510         11,591
Deferred financing costs - net                                                    1,808          1,989
Restricted cash and deposits                                                      1,142          1,142
Other assets                                                                        691            958
                                                                               --------       --------
      Total assets                                                              $95,088        $93,272
                                                                               --------       --------
                                                                               --------       --------
Liabilities not subject to settlement under reorganization proceedings:
Current Liabilities:
   Borrowings under DIP Facility                                                $26,088        $23,141
   Accounts payable                                                              16,142         13,578
   Accrued payroll and related costs                                              1,904          2,285
   Accrued taxes                                                                  1,302            812
   Accrued interest                                                                 723            616
   Accrued store closure costs                                                      992          1,050
   Other accrued expenses                                                         6,501          5,325
   Current maturities of obligations under capital leases                            12             12
                                                                               --------       --------
     Total current liabilities                                                   53,664         46,819

Obligations under capital leases                                                  2,850          2,846
Other                                                                               257            302
                                                                               --------       --------
   Total liabilities not subject to settlement under reorganization proceedings  56,771         49,967
                                                                               --------       --------
Liabilities subject to settlement under reorganization proceedings              102,636        102,858
                                                                               --------       --------
Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common stock, $0.01 par value, 40,000,000 shares authorized, 17,900,053
      shares issued and outstanding                                                 179            179
   Additional paid-in capital                                                    62,985         62,972
   Accumulated deficit                                                         (127,483)      (122,704)
                                                                               --------       --------
      Total stockholders' equity (deficit)                                      (64,319)       (59,553)
                                                                               --------       --------
         Total liabilities and stockholders' equity (deficit)                   $95,088        $93,272
                                                                               --------       --------
                                                                               --------       --------

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

                                                               QUARTER ENDED
                                                       --------------------------
                                                          MAY 3,          MAY 4,
                                                           1997            1996
                                                       ------------     -----------
Revenues                                                   $37,648         $37,922
Cost of merchandise sold                                    24,567          24,348
                                                       ------------     -----------
  Gross profit                                              13,081          13,574
                                                       ------------     -----------
Operating and administrative expenses                       14,380          15,775
Depreciation and amortization                                1,872           2,037
Impairment of long-lived assets                                  -           4,170
                                                       ------------     -----------
  Operating costs                                           16,252          21,982
                                                       ------------     -----------
Loss from operations before other income (expense)
 and reorganization expenses                                (3,171)         (8,408)

Other income (expense):
 Interest expense (contractual interest of $3.4 million
  in 1997 and 1996)                                         (1,212)         (1,198)
 Other                                                           3               3
                                                       ------------     -----------

Loss from operations before reorganization expenses         (4,380)         (9,603)

Reorganization expenses                                        399             670
                                                       ------------     -----------
Net loss                                                    (4,779)        (10,273)

Accumulated deficit, beginning of period                  (122,704)       (105,406)
                                                       ------------     -----------
Accumulated deficit, end of period                       ($127,483)      ($115,679)
                                                       ------------     -----------
                                                       ------------     -----------


Net loss per common share                                   ($0.27)         ($0.57)
                                                       ------------     -----------
                                                       ------------     -----------




The accompanying notes are an integral part of the consolidated financial statements.

                            LAMONTS APPAREL, INC.
                            (DEBTOR-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                           (DOLLARS IN THOUSANDS)

                                                               QUARTER ENDED
                                                          ---------------------------
                                                             MAY 3,          MAY 4,
                                                              1997            1996
                                                          ------------     -----------
Cash flows from operating activities:
  Net loss                                                   ($4,779)        ($10,273)

  Adjustments to reconcile net loss to net cash used
   in operating activities before reorganization items:
     Depreciation and amortization                             1,872            2,037
     Impairment of long-lived assets                               -            4,170
     Reorganization expenses                                     399              670
     Increase in inventories                                  (3,863)          (5,414)
     Increase in accounts payable                              2,564            4,220
     Other                                                     1,749            1,963
                                                          ------------     -----------
      Net cash used in operating activities before
       reorganization items                                   (2,058)          (2,627)

  Operating cash flows used by reorganization items:
  Payments for professional fees and other expenses
   related to the Chapter 11 proceedings                        (931)            (596)
                                                          ------------     -----------
      Net cash used in operating activities                   (2,989)          (3,223)
                                                          ------------     -----------
Cash flows from investing activities:
  Capital expenditures                                          (204)            (170)
  Proceeds from sale of land and building                          -            4,459
  Other                                                          233               24
                                                          ------------     -----------
      Net cash provided by investing activities                   29            4,313
                                                          ------------     -----------
Cash flows from financing activities:
  Post-petition borrowings under working capital facility     44,905           45,637
  Post-petition payments under working capital facility      (41,958)         (45,987)
  Principal payments on obligations under capital leases        (212)            (221)
  Other                                                          (14)             (17)
                                                          ------------     -----------
      Net cash provided by (used in) financing activities      2,721             (588)
                                                          ------------     -----------
Net increase (decrease) in cash                                 (239)             502

Cash, beginning of period                                      2,066            1,581
                                                          ------------     -----------
Cash, end of period                                           $1,827           $2,083
                                                          ------------     -----------
                                                          ------------     -----------
Supplemental disclosures of cash flow information:
  Cash interest payments made                                 $1,088           $1,184
                                                          ------------     -----------
                                                          ------------     -----------
Supplemental disclosure of noncash investing and
 financing activities:
  Capital lease relating to sale-leaseback of
   Alderwood store                                                 -           $2,835
                                                          ------------     -----------
                                                          ------------     -----------


The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)MAY 3, 1997

NOTE 1 - PETITION FOR RELIEF UNDER CHAPTER 11

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company" or "Lamonts") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Court. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter
11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan. On October 23, 1996, an amended plan of reorganization ("the Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the Court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan (the "Confirmation Hearing") commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Plan and that all requirements for confirmation of the Plan had been satisfied, except as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court has again deferred final confirmation of the Plan in order to afford Lamonts additional time in which to explore opportunities to raise capital.

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

Pre-petition liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):

                                                          MAY 3,   FEBRUARY 1,
                                                           1997      1997
                                                         -------   ----------
    Accounts payable and accrued liabilities            $ 23,128     $ 23,121
    Capital lease obligations                             11,000       11,216
    10-1/4% Notes (including pre-petition
     accrued interest) related party                      67,600       67,600
    13-1/2% Notes (including pre-petition
    accrued interest)                                        838          838
    Notes payable                                             70           83
                                                        --------     --------
                                                        $102,636     $102,858
                                                        --------     --------
                                                        --------     --------

The reductions in capital lease obligations consist of payments to landlords for store locations in the ongoing business operations of the Company.

In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 proceedings, the Company continues to review all of its obligations under its executory contracts. As of June 11, 1997, the Company has rejected 14 real property leases and certain executory contracts and assumed 5 leases (with certain conditions and limitations).

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. All subsidiaries of the Company are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation. The financial statements included herein should be read in conjunction with the audited, annual financial statements for the fiscal year ended February 1, 1997, included in the Company's Annual Report on Form 10-K. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis of accounting, and, for the periods subsequent to the Filing, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. Recurring losses from operations and the matters discussed herein related to the Filing raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things,
(i) the ability to comply with its debtor-in-possession financing agreement,
(ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

The consolidated financial statements presented herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the operating results for the periods reported. Except as discussed in Note 1, all such adjustments are normal and recurring in nature. The results of operations for the quarterly periods are not necessarily indicative of results for the entire year.

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

During the first quarter of Fiscal 1996, the Company recognized a non-cash impairment loss of $4.2 million. Of the total impairment loss, $2.3 million represents impairment of property and equipment, $1.3 million relates to excess of cost over net assets acquired and $0.6 million pertains to leasehold interests. Based on estimates by management as of May 3, 1997, subject to the outcome of issues discussed in Note 1, no additional impairment has occurred during the quarter ended May 3, 1997. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

OTHER

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". All companies are required to comply with the disclosure requirements of the statement and the Company will adopt the policy in the 4th Quarter of its Fiscal year ending January 31, 1998.


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

On June 4, 1996, the Company entered into a loan and security agreement (the "BankBoston Facility") with BankBoston, N.A. (f/k/a "The First National Bank of Boston") ("BankBoston") replacing the Old DIP Facility, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Old DIP Facility was terminated, the Company was in violation of the net worth maintenance covenant in the Old DIP Facility.

Pursuant to the BankBoston Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding or until June 30, 1997, whichever is sooner. The BankBoston Facility was amended as of May 23, 1997, to extend the term of the BankBoston Facility to February 27, 1998, this amendment has been approved by the Court. Subject to BankBoston's approval of a plan of reorganization and other specified conditions, the BankBoston Facility will continue for a two year period following the effective date of a plan of reorganization.

The BankBoston Facility provides that for Base Rate (as defined therein) loans, interest will accrue at the rate of 1.5% per annum in excess of the Base Rate, payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The BankBoston Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i)

3.0% per annum in excess of the Base Rate and (ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment after the Plan is approved and other conditions described in the BankBoston Facility have occurred based on financial ratios of the Company specified in the BankBoston Facility. At
May 3, 1997, the Base Rate was 8.5% and the Eurodollar Rate for the quarter was 5.69%.

The Company has expensed fees of approximately $186,000 for the BankBoston Facility as of May 3, 1997. Fees payable under the BankBoston Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee in the amount of $560,000 after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the BankBoston Facility. Subject to the approval of the Court of an amendment to the fee letter, the fee shall be payable as follows: (a) if the conditions are satisfied prior to December 31, 1997, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the Exit Commitments, as defined) or (b) if the conditions are satisfied on or after December 31, 1997, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1998 (or, if earlier, the time of termination of the Exit Commitments).

Borrowings under the BankBoston Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted under the BankBoston Facility. The BankBoston Facility is secured by inventory and substantially all other assets and is an allowed administrative expense claim with superpriority over other administrative expenses in the Chapter 11 case. The BankBoston Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain operating and financial covenants (as described therein). Although the Company failed to comply with certain covenants related to inventory levels for the months ending July 6, 1996 and August 3, 1996, the Company requested and received a waiver relating to such breaches.

NOTE 4 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock equivalents, represented by stock options and warrants were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion would be anti-dilutive. The weighted average number of shares outstanding for the quarters ended May 3, 1997 and May 4, 1996 were 17,900,053 and 17,899,549, respectively.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of a similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although it is not possible to itemize all the factors and specific events that could affect the outlook of the Company, factors that could significantly impact the expected results include, among others, (i) national and local general economic and market conditions, (ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of significant customers or suppliers, (vi) fluctuations in operating results,
(vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, and (x)
the confirmation of the Plan and the terms thereof.   The Company disclaims any
obligations to update any such factors or to announce publicly the result of any revisions to any forward-looking statements contained or incorporated by reference herein to reflect untrue events or developments.


BACKGROUND

Lamonts Apparel, Inc. (the "Company") retails brand-name apparel and accessories for the entire family through its 38 full-line apparel stores. Lamonts currently operates in malls and regional shopping centers located in the states of Alaska, Idaho, Oregon, Utah and Washington.

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company" or "Lamonts") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Court. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter
11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan. On October 23, 1996, an amended plan of reorganization ("the Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the Court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan (the "Confirmation Hearing") commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Plan and that all requirements for confirmation of the Plan had been satisfied, except as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court has again deferred final confirmation of the Plan in order to afford Lamonts additional time in which to explore opportunities to raise additional capital.

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

Management believes that Lamonts has made substantial progress in the period since the Filing. The Company has closed unprofitable stores, eliminated unprofitable merchandise lines and reduced operating expenses. In addition, management has implemented new merchandising strategies designed to: (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base, and (ii) reduce cash operating expenses.


RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the quarter ended May 3, 1997 ("1st Quarter 1997") compared to the quarter ended May 4, 1996 ("1st Quarter 1996").

REVENUES. Revenues of $37.6 million for the 1st Quarter 1997 decreased 0.7% on a total store basis from $37.9 million for the 1st Quarter 1996. This decrease is attributable to the closure of 5 stores that were operating during the quarter in the prior year. Comparable store revenues increased 7.2% for the 1st Quarter 1997 as compared to the same period for the prior year. Management believes that comparable store revenues have increased due to increased levels of inventory and overall improvement in the quality of the merchandise offered in the stores compared to the 1st Quarter 1996.

GROSS PROFIT. Gross profit, as a percentage of revenues decreased to 34.7% during the 1st Quarter 1997 compared to 35.8% during the 1st Quarter 1996. The decrease in gross margin is primarily attributed to the markdowns associated with the carry over of fall merchandise resulting from lower sales due to the winter storms.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $14.4 million in the 1st Quarter 1997 decreased 8.8% from $15.8 million in the 1st Quarter 1996. The $1.4 million decrease is primarily the result of a reduction in operating costs attributable to closed stores operating in the 1st Quarter 1996 of $1.0 million and $0.4 million in other miscellaneous operating and administrative expenses reflecting the continuing effects of the operating expense containment programs instituted in prior periods.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $1.8 million for the 1st Quarter 1997 decreased $0.2 million as compared to $2.0 million for the 1st Quarter 1996. The decrease primarily relates to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

IMPAIRMENT OF LONG-LIVED ASSETS. No impairment of long-lived assets was recognized during the 1st Quarter 1997, as compared to $4.2 million recognized in the 1st Quarter 1996.

INTEREST EXPENSE. Interest expense of $1.2 million for the 1st Quarter 1997 did not change from 1st Quarter 1996.

REORGANIZATION EXPENSES. Reorganization expenses of $0.4 million for the 1st Quarter 1997 and $0.7 million for the 1st Quarter 1996 represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees.

NET LOSS. The Company reported a net loss of $4.8 million for the 1st Quarter 1997 as compared to a net loss of $10.3 million for the 1st Quarter 1996. The loss for the 1st Quarter 1997 decreased $5.5 million from the prior period primarily due to (i) the decrease in operating and administrative expenses of $1.4 million, (ii) reduction in the impairment of long-lived assets recognized of $4.2 million, (iii) reduction in reorganization expenses of $0.3 million, offset by a decrease in gross profit of $0.5 million.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $2.1 million of cash for operating activities before reorganization items for the 1st Quarter 1997, a decrease of $0.5 million as compared to $2.6 million used in the 1st Quarter 1996. Funds were used primarily to acquire inventory.

The difference in investing activities from the 1st Quarter 1997 to the 1st Quarter 1996 of $4.3 million results primarily from net sale proceeds of $4.5 million received in the sale-leaseback of the Company's Alderwood store during the 1st Quarter 1996.

The Company received $2.7 million in financing activities in the 1st Quarter 1997 as compared to using $0.6 million in the 1st Quarter 1996. The $3.3 million difference is the result of higher net borrowings under the Company's working capital facility.

As of May 3 1997, the Company had $1.8 million of cash and an additional $0.8 million of current restricted cash, representing the funding of payroll and taxes in connection with the Filing.

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

On June 4, 1996, the Company entered into a loan and security agreement (the "BankBoston Facility") with BankBoston, N.A. (f/k/a "The First National
Bank of Boston") ("BankBoston") replacing the Old DIP Facility, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Old DIP Facility was terminated, the Company was in violation of the net worth maintenance covenant in the Old DIP Facility.

Pursuant to the BankBoston Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding or until June 30, 1997, whichever is sooner. The BankBoston Facility was amended as of May 23, 1997, to extend the term of the BankBoston Facility to February 27, 1998, this amendment has been approved by the Court. Subject to BankBoston's approval of a plan of reorganization and other specified conditions, the BankBoston Facility will continue for a two year period following the effective date of a plan of reorganization.

The BankBoston Facility provides that for Base Rate (as defined therein) loans, interest will accrue at the rate of 1.5% per annum in excess of the Base Rate payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The BankBoston Facility also provides that in the event of a default in the payment of any amount due thereunder, the interest rate on such default shall be the greater of (i) 3.0% per annum in excess of the Base Rate and (ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment after the Plan is approved and other conditions described in the BankBoston Facility have occurred based on financial ratios of the Company specified in the BankBoston Facility. At May 3, 1997, the Base Rate was
8.5% and the Eurodollar Rate for the quarter was 5.69%.

The Company has expensed fees of approximately $186,000 for the BankBoston Facility in the quarter ended May 3, 1997. Fees payable under the BankBoston Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee in the amount of $560,000 after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the BankBoston Facility. Subject to the approval of the Court of an amendment to the fee letter, the fee shall be payable as follows: (a) if the conditions are satisfied prior to December 31, 1997, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the Exit Commitments, as defined) or (b) if the conditions are satisfied on or after December 31, 1997, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1998 (or, if earlier, the time of termination of the Exit Commitments).

Borrowings under the BankBoston Facility, together with cash flow from operations, may be used by the Company to finance general working capital requirements, including purchases of inventory and other expenditures permitted under the BankBoston Facility. The BankBoston Facility is secured by inventory and substantially all other assets of the Company and is an allowed administrative expense claim with superpriority over other administrative expenses in the Chapter 11 case. The BankBoston Facility imposes limitations on the Company with respect to, among other things, (i) consolidations, mergers, and sales of assets, (ii) capital expenditures in excess of specified levels and (iii) the prepayment of certain indebtedness. Additionally, the Company must comply with certain operating and financial covenants (as described therein). Although the Company failed to comply with certain covenants related to inventory levels for the months ending July 6, 1996 and August 3, 1996, the Company requested and received a waiver relating to such breaches.

As of June 11, 1997, the Company had $25.8 million of borrowings outstanding under the BankBoston Facility with additional borrowing capacity thereunder of $4.9 million.

The Company's primary cash requirement is the procurement of inventory which is currently funded through (i) borrowings under the BankBoston Facility
(ii) trade credit and (iii) cash generated from operations. Like other apparel retailers, the Company is dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company continues to obtain the trade credit terms it is currently receiving, the Company believes that borrowings under the BankBoston Facility and cash generated from operations will provide the cash necessary to fund the Company's immediate cash requirements. The adequacy of the Company's long-term capital resources and liquidity will depend on whether and when the Plan is confirmed, as well as other factors.

OTHER

The Company has never declared or paid cash dividends on its Common Stock or any other equity security, and does not anticipate paying cash dividends on the Common Stock, or any other equity security, in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements and the financial condition of the Company. The ability of the Company to pay dividends is restricted under the terms of the BankBoston Facility. Such restrictions prohibit the payment of dividends for the foreseeable future. In addition, the Bankruptcy Code prohibits the Company's payment of cash dividends (during the pendency of the Company's Chapter 11 case).

SEASONALITY

The Company's revenues are seasonal, with the Christmas season (included in the Quarter ending the Saturday closest to January 31) being its strongest period.

                              PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No material change has occurred in the litigation described in "Item 3 - Legal Proceedings" on pages 7 through 9 of the Company's Annual Report on Form 10-K for the Year ended February 1, 1997, for which such item is incorporated herein by reference.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of May 3, 1997) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of May 3, 1997) (see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         EXHIBIT NO.    DESCRIPTION OF EXHIBIT

         10.1 Second Amendment dated May 23, 1997 to Loan and Security Agreement dated June 4, 1996 between BankBoston, N.A. (f/k/a "The First National Bank of Boston") and Lamonts Apparel, Inc.

         27.1                Financial Data Schedule.

(b) Reports filed on Form 8-K:

         None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Registrant:    LAMONTS APPAREL, INC.



Date: June 11, 1997               BY:/S/ DEBBIE BROWNFIELD
                             Debbie Brownfield
                             Executive Vice President
                             Chief Financial Officer