Form 10-Q
period 1997-08-02
LAMONTS APPAREL INC
filed 1997-09-16
CIK 785962

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                              --------------------------

                                      FORM 10-Q


  (Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the quarterly period ended August 2, 1997

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


      As of September 12, 1997, there were 17,900,053 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                               Exhibit Index on Page 16

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                                      FORM 10-Q
                                    AUGUST 2, 1997


                                        INDEX



Part I.  Financial Information                                                       Page
                                                                                     ----
  Item 1 Consolidated Financial Statements

         -  Consolidated Balance Sheets - August 2, 1997 and February 1, 1997          3

         -  Consolidated Statements of Operations and Accumulated Deficit for
            the three months ended August 2, 1997 and August 3, 1996                   4

         -  Consolidated Statements of Operations and Accumulated Deficit for
            the six months ended August 2, 1997 and August 3, 1996                     5

         -  Consolidated Statements of Cash Flows for the six months ended
            August 2, 1997 and August 3, 1996                                          6

         -  Notes to Consolidated Financial Statements                                 7

  Item 2 -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     11


Part II.  Other Information

  Item 1 -  Legal Proceedings                                                         16

  Item 3 -  Defaults Upon Senior Securities                                           16

  Item 5 -  Other Information                                                         16

  Item 6 -  Exhibits and Reports on Form 8-K                                          16

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                                                    AUGUST 2,         FEBRUARY 1,
                                                                                                      1997                1997
                                                                                                  -----------         -----------
Current Assets:
    Cash                                                                                               $2,091              $2,066
    Receivables - net                                                                                   3,298               1,595
    Inventories                                                                                        46,438              37,559
    Prepaid expenses and other                                                                          1,491               1,528
    Restricted cash and deposits                                                                          975                 714
                                                                                                  -----------         -----------
         Total current assets                                                                          54,293              43,462

Property and equipment - net of accumulated depreciation and amortization of
   $29,732 and $27,506, respectively                                                                   27,940              30,653
Leasehold interests                                                                                     3,263               3,477
Excess of cost over net assets acquired - net                                                          11,429              11,591
Deferred financing costs - net                                                                          1,627               1,989
Restricted cash and deposits                                                                            1,142               1,142
Other assets                                                                                              659                 958
                                                                                                  -----------         -----------
              Total assets                                                                           $100,353             $93,272
                                                                                                  -----------         -----------
                                                                                                  -----------         -----------

Liabilities not subject to settlement under reorganization proceedings:
Current Liabilities:
    Borrowings under DIP Facility                                                                     $28,548             $23,141
    Accounts payable                                                                                   21,544              13,578
    Accrued payroll and related costs                                                                   2,436               2,285
    Accrued taxes                                                                                       1,591                 812
    Accrued interest                                                                                      811                 616
    Accrued store closure costs                                                                         1,036               1,050
    Other accrued expenses                                                                              5,255               5,325
    Current maturities of obligations under capital leases                                                 12                  12
                                                                                                  -----------         -----------
         Total current liabilities                                                                     61,233              46,819

Obligations under capital leases                                                                        2,846               2,846
Other                                                                                                     212                 302
                                                                                                  -----------         -----------
    Total liabilities not subject to settlement under reorganization proceedings                       64,291              49,967
                                                                                                  -----------         -----------

Liabilities subject to settlement under reorganization proceedings                                    102,415             102,858
                                                                                                  -----------         -----------

Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common stock, $0.01 par value, 40,000,000 shares authorized, 17,900,053
    shares issued and outstanding                                                                         179                 179
   Additional paid-in capital                                                                          62,997              62,972
   Accumulated deficit                                                                               (129,529)           (122,704)
                                                                                                  -----------         -----------
     Total stockholders' equity (deficit)                                                             (66,353)            (59,553)
                                                                                                  -----------         -----------

        Total liabilities and stockholders' equity (deficit)                                         $100,353             $93,272
                                                                                                  -----------         -----------
                                                                                                  -----------         -----------


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

                                                       QUARTER ENDED
                                                  ------------------------
                                                  AUGUST 2,      AUGUST 3,
                                                     1997           1996
                                                  ---------      ---------
Revenues                                            $49,483        $49,657
Cost of merchandise sold                             31,471         31,607
                                                   --------       --------

   Gross profit                                      18,012         18,050
                                                   --------       --------

Operating and administrative expenses                16,347         17,201
Depreciation and amortization                         1,889          2,000
                                                   --------       --------

   Operating costs                                   18,236         19,201
                                                   --------       --------

Loss from operations before other income
   (expense) and reorganization expenses               (224)        (1,151)


Other income (expense):
   Interest expense (contractual interest of
      $3.4 million in 1997 and 1996)                 (1,228)        (1,257)
   Other                                                  1              2
                                                   --------       --------

Loss from operations before reorganization expenses  (1,451)        (2,406)

Reorganization expenses                                 595            985
                                                   --------       --------

Net loss                                             (2,046)        (3,391)

Accumulated deficit, beginning of period           (127,483)      (115,679)
                                                   --------       --------

Accumulated deficit, end of period                ($129,529)     ($119,070)
                                                   --------       --------
                                                   --------       --------





Net loss per common share                            ($0.11)        ($0.19)
                                                   --------       --------
                                                   --------       --------


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



                                                                        SIX MONTHS ENDED
                                                                ------------------------------
                                                                 AUGUST 2,           AUGUST 3,
                                                                    1997                1996
                                                                 ---------           ---------
Revenues                                                           $87,131             $87,579
Cost of merchandise sold                                            56,038              55,954
                                                                 ---------           ---------

  Gross profit                                                      31,093              31,625
                                                                 ---------           ---------

Operating and administrative expenses                               30,727              32,977
Depreciation and amortization                                        3,761               4,037
Impairment of long-lived assets                                         --               4,170
                                                                 ---------           ---------

  Operating costs                                                   34,488              41,184
                                                                 ---------           ---------

Loss from operations before other income (expense) and
  reorganization expenses                                           (3,395)             (9,559)


Other income (expense):
  Interest expense (contractual interest of $6.8 million in
    1997 and 1996)                                                  (2,440)             (2,455)
  Other                                                                  4                   5
                                                                 ---------           ---------

Loss from operations before reorganization expenses                 (5,831)            (12,009)

Reorganization expenses                                                994               1,655
                                                                 ---------           ---------

Net loss                                                            (6,825)            (13,664)

Accumulated deficit, beginning of period                          (122,704)           (105,406)
                                                                 ---------           ---------

Accumulated deficit, end of period                               ($129,529)          ($119,070)
                                                                 ---------           ---------
                                                                 ---------           ---------



Net loss per common share                                           ($0.38)             ($0.76)
                                                                 ---------           ---------
                                                                 ---------           ---------


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

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                         SIX MONTHS ENDED
                                                                    ---------------------------
                                                                    AUGUST 2,          AUGUST 3,
                                                                      1997               1996
                                                                    ---------          ---------
Cash flows from operating activities:
  Net loss                                                         ($6,825)           ($13,664)

Adjustments to reconcile net loss to net cash used in operating activities before reorganization items:
  Depreciation and amortization                                      3,761               4,037
  Impairment of long-lived assets                                       --               4,170
  Reorganization expenses                                              994               1,655
  Increase in inventories                                           (8,879)            (14,812)
  Increase in accounts payable                                       7,966               7,599
  Other                                                               (156)              1,848
                                                                 ---------           ---------
    Net cash used in operating activities before reorganization
       items                                                        (3,139)             (9,167)

  Operating cash flows used by reorganization items:
  Payments for professional fees and other expenses related
    to the Chapter 11 proceedings                                   (1,566)             (1,360)
                                                                 ---------           ---------
    Net cash used in operating activities                           (4,705)            (10,527)
                                                                 ---------           ---------
Cash flows from investing activities:
  Capital expenditures                                                (474)               (335)
  Proceeds from sale of property and equipment                           4               4,459
  Other                                                                257                  45
                                                                 ---------           ---------
    Net cash provided by (used in) investing activities               (213)              4,169
                                                                 ---------           ---------
Cash flows from financing activities:
  Post-petition borrowings under working capital facility          100,962             128,372
  Post-petition payments under working capital facility            (95,555)           (120,576)
  Principal payments on obligations under capital leases              (436)               (445)
  Other                                                                (28)                (33)
                                                                 ---------           ---------
    Net cash provided by financing activities                        4,943               7,318
                                                                 ---------           ---------
Net increase in cash                                                    25                 960

Cash, beginning of period                                            2,066               1,581
                                                                 ---------           ---------

Cash, end of period                                                 $2,091              $2,541
                                                                 ---------           ---------
                                                                 ---------           ---------

Supplemental disclosures of cash flow information:
  Cash interest payments made                                       $2,196              $2,489
                                                                 ---------           ---------
                                                                 ---------           ---------

Supplemental disclosure of noncash investing and
  financing activities:
  Capital lease relating to sale-leaseback of store                     --              $2,835
                                                                 ---------           ---------
                                                                 ---------           ---------


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    AUGUST 2, 1997

NOTE 1 - PETITION FOR RELIEF UNDER CHAPTER 11

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company" or "Lamonts") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Court. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter
11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan. On October 23, 1996, an amended plan of reorganization ("the Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the Court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan (the "Confirmation Hearing") commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Plan and that all requirements for confirmation of the Plan had been satisfied, except that, as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court further deferred final confirmation of the Plan in order to afford Lamonts additional time in which to explore opportunities to raise capital.

On August 13, 1997, the Company entered into a commitment letter (the "Commitment Letter") with BankBoston, N.A., (f/k/a "The First National Bank of Boston") ("BankBoston") pursuant to which BankBoston would provide the Company with an additional $10 million term loan. The Court approved the Commitment Letter pursuant to the "Stipulation re Commitment by BankBoston, N.A. for Term Loan Financing; and Order Thereon" entered into by the Company and the Committees. The additional credit facility is subject to a number of conditions, including but not limited to, completion of definitive documentation, approval of the Court, and customary closing conditions. The Company has filed a motion for Court approval of the proposed additional credit facility which is currently set for hearing on September 19, 1997. There can be no assurances that such approval will be obtained or that such other conditions will be met. The proposed additional credit facility is discussed further in Note 3.

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

As a result of the Company's Chapter 11 filing, the Company is currently in default under the indentures governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and the 13-1/2% Senior Subordinated Notes which were due February 1995 (the "13-1/2% Notes"). As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest is prohibited during the pendency of the Company's Chapter 11 case, and these liabilities have been included in the balance sheet as "liabilities subject to settlement under reorganization proceedings".

Pre-petition liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):

                                                 AUGUST 2,  FEBRUARY 1,
                                                    1997        1997
                                                 ---------  ----------
  Accounts payable and accrued liabilities        $23,140     $23,121
  Capital lease obligations                        10,781      11,216
  10-1/4% Notes (including pre-petition accrued
    interest) related party                        67,600      67,600
  13-1/2% Notes (including pre-petition accrued
    interest)                                         838         838
  Notes payable                                        56          83
                                                 ---------   ---------
                                                 $102,415    $102,858
                                                 --------- -----------
                                                 --------- -----------

The reductions in capital lease obligations consist of payments to landlords for store locations in the ongoing business operations of the Company.

In accordance with the Bankruptcy Code, the Company can seek Court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 proceedings, the Company continues to review all of its obligations under its executory contracts. As of August 2, 1997, the Company has rejected 14 real property leases and certain executory contracts and assumed 5 leases (with certain conditions and limitations).

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

During the first quarter of Fiscal 1996, the Company recognized a non-cash impairment loss of $4.2 million. Of the total impairment loss, $2.3 million represents impairment of property and equipment, $1.3 million relates to excess of cost over net assets acquired and $0.6 million pertains to leasehold interests. Based on estimates by management as of August 2, 1997, subject to the outcome of issues discussed in Note 1, no additional impairment has occurred during the six months ended August 2, 1997. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

OTHER

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). All companies are required to comply with the disclosure requirements of the statement and the Company will adopt the policy in the 4th Quarter of its Fiscal year ending January 31, 1998. Management is currently evaluating the requirements of Statement No. 128.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of Statement No. 130.

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

Pursuant to the BankBoston Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding or until June 30, 1997, whichever is sooner. The BankBoston Facility was amended as of May 23, 1997, to extend the term of the BankBoston Facility to February 27, 1998, and this amendment was approved by the Court. Subject to BankBoston's approval of a plan of reorganization and other specified conditions, the BankBoston Facility will continue for a two year period following the effective date of a plan of reorganization.

The BankBoston Facility provides that for Base Rate (as defined therein) loans, interest will accrue at the rate of 1.5% per annum in excess of the Base Rate, payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The BankBoston Facility also provides that in the event of a default, the interest rate following such default shall be the greater of
(i) 3.0% per annum in excess of the Base Rate and (ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment after the Plan is approved and other conditions described in the BankBoston Facility have occurred based on financial ratios of the Company specified in the BankBoston Facility. For the six months ended August 2, 1997, the weighted average Base Rate was 8.5% and the weighted average Eurodollar Rate was 5.6%.

The Company has expensed fees of approximately $328,000 for the BankBoston Facility for the six months ended August 2, 1997. Fees payable under the BankBoston Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee in the amount of $560,000 after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the BankBoston Facility. The fee shall be payable as follows: (a) if the conditions are satisfied prior to December 31, 1997, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the Exit Commitments, as defined), or (b) if the conditions are satisfied on or after December 31, 1997, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1998 (or, if earlier, the time of termination of the Exit Commitments).

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

On August 13, 1997, the Company entered into the Commitment Letter with BankBoston to amend the BankBoston Facility to provide an additional $10 million term loan (the "Term Loan"). The Company and the Committees executed the "Stipulation re Commitment by BankBoston, N.A. for Term Loan Financing; and Order Thereon," which was approved by the Court on August 15, 1997. Pursuant to the Commitment Letter, (a) the proposed Term Loan would mature on the earlier of (i) twenty-seven months after the closing date of the Term Loan and (ii) the maturity date of the revolving loans under the BankBoston Facility, and the maturity date would be subject to extension for two consecutive one year periods on the terms and conditions set forth in the Commitment Letter including, among others, payment of specified extension fees; (b) interest on the Term Loan would be the same as the nondefault rate for the revolving loans under the BankBoston Facility; (c) collateral for the Term Loan would be the same as the collateral for the revolving loans under the BankBoston Facility, including all real estate leasehold interests of the Company; (d) a third party guarantor of the Term Loan will be issued warrants under the Company's plan of reorganization granting the right to acquire up to 20% of the reorganized Company's outstanding equity at an initial exercise price of $4 million; and (e) fees for the Term Loan will include a closing fee of $500,000 and additional closing fees and extension fees equal to 5% of the average outstanding daily principal balance of the Term Loan. Consummation of the Term Loan is subject to a number of conditions, including, but not limited to, completion of definitive documentation, approval of the court (after notice and a hearing currently scheduled for September 19, 1997) and customary closing conditions. Pursuant to the Commitment Letter, all conditions must be satisfied by October 31, 1997. There can be no assurances that such approval will be obtained or that such other conditions will be met.

NOTE 4 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock equivalents, represented by stock options and warrants were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion would be anti-dilutive. The weighted average number of shares outstanding for the quarter and six months ended August 2, 1997 were 17,900,053.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of a similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company (defined below), to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although it is not possible to itemize all the factors and specific events that could affect the outlook of the Company, factors that could significantly impact the expected results include, among others, (i) national and local general economic and market conditions, (ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of significant customers or suppliers, (vi) fluctuations in operating results, (vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, and (x) the
confirmation of the Plan and the terms thereof.   The Company disclaims any
obligations to update any such factors or to announce publicly the result of any revisions to any forward-looking statements contained or incorporated by reference herein to reflect untrue events or developments.

BACKGROUND

Lamonts Apparel, Inc. (the "Company") retails brand-name apparel and accessories for the entire family through its 38 full-line apparel stores. Lamonts currently operates in malls and regional shopping centers located in the states of Alaska, Idaho, Oregon, Utah and Washington.

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company" or "Lamonts") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Court. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter
11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan. On October 23, 1996, an amended plan of reorganization ("the Plan") and an amended disclosure statement (the "Disclosure Statement") were filed with the Court. The Disclosure Statement was approved by the Court on October 24, 1996, and the Plan and Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Plan. A hearing to consider confirmation of the Plan (the "Confirmation Hearing") commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Plan and that all requirements for confirmation of the Plan had been satisfied, except that, as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court further deferred final confirmation of the Plan in order to afford Lamonts additional time in which to explore opportunities to raise additional capital.

On August 13, 1997, the Company entered into a commitment letter (the "Commitment Letter") with BankBoston, N.A., (f/k/a "The First National Bank of Boston") ("BankBoston") pursuant to which BankBoston would provide the Company with an additional $10 million term loan. The Court approved the Commitment Letter pursuant to the "Stipulation re Commitment by BankBoston, N.A. for Term Loan Financing; and Order Thereon" entered into by the Company and the Committees. The additional credit facility is subject to a number of conditions, including but not limited to, completion of definitive documentation, approval of the Court, and customary closing conditions. The Company has filed a motion for Court approval of the proposed additional credit facility which is currently set for hearing on September 19, 1997. There can be no assurances that such approval will be obtained or that such other conditions will be met. The proposed additional credit facility is discussed further in the Liquidity and Capital Resources section.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the quarter ("2nd Quarter 1997") and six month period ("YTD 1997") ended August 2, 1997 compared to the quarter ("2nd Quarter 1996") and six month period ("YTD 1996") ended August 3, 1996.

REVENUES. Revenues of $49.5 million for the 2nd Quarter 1997 decreased $0.2 million on a total store basis from $49.7 million for the 2nd Quarter 1996. Revenues of $87.1 million for YTD 1997 decreased $0.5 million on a total store basis from $87.6 million for YTD 1996. The decrease is attributable to the closure of 4 stores that were operating during the prior year.
Comparable store revenues increased 5.8% for the 2nd Quarter 1997, as compared to 2nd Quarter 1996. Comparable store revenues increased 6.4% for YTD 1997 as compared to YTD 1996. Management believes that comparable store revenues have increased due to increased levels of inventory and continued improvement in the quality of the merchandise offered in the stores compared to the prior year.

GROSS PROFIT. Gross profit, as a percentage of revenues, of 36.4% for the 2nd Quarter 1997 remained unchanged from the 2nd Quarter 1996. Gross profit, as a percentage of revenues, decreased to 35.7% for YTD 1997, compared to 36.1% for YTD 1996. The decline in gross profit for YTD 1997 was associated with the carry over of fall merchandise resulting from lower sales due to the winter storms in certain markets of the Company.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $16.3 million for the 2nd Quarter 1997 decreased 5.0% or $0.9 million from $17.2 million for the 2nd Quarter 1996. Operating and administrative expenses of $30.7 million for YTD 1997 decreased 6.8% or $2.3 million from $33.0 million for YTD 1996. The decrease is primarily the result of a reduction in operating costs of $1.0 million and $2.0 million, in 2nd Quarter 1997 and YTD 1997, respectively, attributable to closed stores operating in the prior year. In addition, operating and administrative expenses reflect the continuing effects of the operating expense containment program instituted in prior periods, partially offset by an increase in advertising expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $1.9 million for the 2nd Quarter 1997 decreased $0.1 million as compared to $2.0 million for the 2nd Quarter 1996. Depreciation and amortization expense of $3.8 million for YTD 1997 decreased $0.2 million as compared to $4.0 million for YTD 1996. The decrease primarily relates to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

IMPAIRMENT OF LONG-LIVED ASSETS. A non-cash charge of $4.2 million for the impairment of long-lived assets was recognized during YTD 1996 due to the adoption of Statement of Financial Accounting Standards No. 121, see "Item 1 -Consolidated Financial Statements - Note 2".

INTEREST EXPENSE. Interest expense was $1.2 million for 2nd Quarter 1997 compared to $1.3 million for 2nd Quarter 1996. The YTD 1997 expense was $2.4 million, compared to $2.5 million for YTD 1996. Interest expense is related to outstanding borrowings under the BankBoston Facility (as defined below).

REORGANIZATION EXPENSES. Reorganization expenses of $0.6 million for the 2nd Quarter 1997 decreased $0.4 million from $1.0 million for the 2nd Quarter 1996. The YTD 1997 expense of $1.0 million decreased $0.7 million from $1.7 million for the YTD 1996. The reorganization expenses represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees.

NET LOSS. The Company reported a net loss of $2.0 million for the 2nd Quarter 1997 compared to a net loss of $3.4 million for the 2nd Quarter 1996. The $1.4 million decrease from the prior period is primarily due to (i) the decrease in operating and administrative expenses of $0.9 million, and (ii) the reduction in reorganization expenses of $0.4 million.

The Company reported a net loss of $6.8 million for the YTD 1997 compared to a net loss of $13.7 million for the YTD 1996. The decrease of $6.9 million from the prior period resulted primarily from (i) no impairment of long-lived assets YTD 1997 compared to the recognition of $4.2 million for the impairment of long-lived assets YTD 1996, (ii) the decrease in operating and administrative expenses of $2.3 million, and (iii) the reduction in reorganization expenses of $0.7 million, offset by a decrease in gross profit of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $3.1 million of cash for operating activities before reorganization items for YTD 1997, a decrease of $6.1 million as compared to $9.2 million used for YTD 1996. The improvement is partially due to a decrease in net loss. In addition, cash used for inventory purchases decreased $5.9 million to $8.9 million for YTD 1997 from $14.8 million for YTD 1996.

The difference in investing activities for YTD 1997 from YTD 1996 of $4.4 million results primarily from net sale proceeds of $4.5 million received in the sale-leaseback of one of the Company's stores during YTD 1996.

The Company received $4.9 million from financing activities for YTD 1997 as compared to $7.3 million for YTD 1996. The $2.4 million difference is the result of lower net borrowings under the Company's working capital facility.

As of August 2, 1997, the Company had $2.0 million of cash and an additional $1.0 million of current restricted cash, representing the funding of payroll and taxes in connection with the Filing.

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

Pursuant to the BankBoston Facility, the Company is able to borrow up to $32 million in revolving loans (including $3 million of letters of credit), subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property, during the pendency of the Company's Chapter 11 proceeding or until June 30, 1997, whichever is sooner. The BankBoston Facility was amended as of May 23, 1997, to extend the term of the BankBoston Facility to February 27, 1998, and this amendment was approved by the Court. Subject to BankBoston's approval of a plan of reorganization and other specified conditions, the BankBoston Facility will continue for a two year period following the effective date of a plan of reorganization.

The BankBoston Facility provides that for Base Rate (as defined therein) loans, interest will accrue at the rate of 1.5% per annum in excess of the Base Rate payable monthly in arrears. For Eurodollar loans, the interest rate will be the Eurodollar Rate (as defined therein) plus 2.75% (adjusted as provided therein). The BankBoston Facility also provides that in the event of a default, the interest rate following such default shall be the greater of
(i) 3.0% per annum in excess of the Base Rate and (ii) the applicable rate on the loan, payable on demand. The interest rates for both Base Rate loans and Eurodollar loans are subject to adjustment after the Plan is approved and other conditions described in the BankBoston Facility have occurred based on financial ratios of the Company specified in the BankBoston Facility. For the six months ended August 2, 1997, the weighted average Base Rate was 8.5% and the weighted average Eurodollar Rate was 5.6%.

The Company has expensed fees of approximately $328,000 for the BankBoston Facility for the six months ended August 2, 1997. Fees payable under the BankBoston Facility consist primarily of monthly payments equal to 0.5% (adjusted as provided therein) of the average unused borrowing capacity and monthly payments equal to 0.125% of the borrowing capacity. There will be an additional fee in the amount of $560,000 after the effective date of a plan of reorganization and the satisfaction of certain conditions described in the BankBoston Facility. The fee shall be payable as follows: (a) if the conditions are satisfied prior to December 31, 1997, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1997 (or, if earlier, the time of termination of the Exit Commitments, as defined), or (b) if the conditions are satisfied on or after December 31, 1997, $336,000 shall be payable on the date the conditions are satisfied and $224,000 shall be payable on December 31, 1998 (or, if earlier, the time of termination of the Exit Commitments).

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

As of September 12, 1997, the Company had $27.8 million of borrowings outstanding under the BankBoston Facility with additional borrowing capacity thereunder of $4.2 million.

On August 13, 1997, the Company entered into the Commitment Letter with BankBoston to amend the BankBoston Facility to provide an additional $10 million term loan (the "Term Loan"). The Company and the Committees executed the "Stipulation re Commitment by BankBoston, N.A. for Term Loan Financing; and Order Thereon," which was approved by the Court on August 15, 1997. Pursuant to the Commitment Letter, (a) the proposed Term Loan would mature on the earlier of (i) twenty-seven months after the closing date of the Term Loan and (ii) the maturity date of the revolving loans under the BankBoston Facility, and the maturity date would be subject to extension for two consecutive one year periods on the terms and conditions set forth in the Commitment Letter including, among others, payment of specified extension fees; (b) interest on the Term Loan would be the same as the nondefault rate for the revolving loans under the BankBoston Facility; (c) collateral for the Term Loan would be the same as the collateral for the revolving loans under the BankBoston Facility, including all real estate leasehold interests of the Company; (d) a third party guarantor of the Term Loan will be issued warrants under the Company's plan of reorganization granting the right to acquire up to 20% of the reorganized Company's outstanding equity at an initial exercise price of $4 million; and (e) fees for the Term Loan will include a closing fee of $500,000 and additional closing fees and extension fees equal to 5% of the average outstanding daily principal balance of the Term Loan. Consummation of the Term Loan is subject to a number of conditions, including, but not limited to, completion of definitive documentation, approval of the court (after notice and a hearing currently scheduled for September 19, 1997) and customary closing conditions. Pursuant to the Commitment Letter, all conditions must be satisfied by October 31, 1997. There can be no assurances that such approval will be obtained or that such other conditions will be met.

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

                              PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as discussed herein, no material change has occurred in the litigation described in "Item 3 - Legal Proceedings" on pages 7 through 9 of the Company's Annual Report on Form 10-K for the Year ended February 1, 1997, for which such item is incorporated herein by reference.

In March 1995, the Company brought an action against one of its landlords, Hickel Investment Company ("Hickel"), to recover overpayments of common area maintenance and other charges made to Hickel. After trial, on August 13, 1997, the United States District Court for the District of Alaska entered a minute order lodging with the clerk the court's proposed decision (the "proposed decision"). The proposed decision would rule that the Company is entitled to judgment against Hickel for an amount in excess of $1 million. The Company has not reflected the judgment in the Consolidated Financial Statements. If entered, such a judgment would be subject to possible stay and/or appeal. There can be no assurances that the proposed judgment will be entered, that the Company will be successful on any appeal, or that the Company will be able to enforce or collect such judgment.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of August 2, 1997) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of August 2, 1997) (see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

ITEM 5 - OTHER INFORMATION

Effective July 1, 1997, Peter Aaron resigned as Executive Vice President of the Company. Mr. Aaron currently serves as a consultant to the Company and may continue, from time to time, to render consulting services to the Company.

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

         4.14 Extension Agreement dated March 27, 1995, between Lamonts Apparel, Inc. and the holders of the Company's 10-1/4% Subordinated Notes due 1999.(10)

         10.26 Second Amendment dated May 23, 1997 to Loan and Security Agreement dated June 4, 1996 between BankBoston, N.A. (f/k/a "The First National Bank of Boston") and Lamonts Apparel, Inc. (13)

         27.1           Financial Data Schedule. *

         99.1 Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. (11)

         99.2 Submission of "(Proposed) Disclosure Statement re Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code". (11)

         99.3           Plan Documentary Supplement.(11)

         99.4 Debtor's Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(12)

         99.5 Amended Disclosure Statement re Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(12)

         99.6 Plan Documentary Supplement to "Debtor's Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code".(12)

---------------------

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

     (12) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on December 17, 1996.

     (13) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on June 17, 1997.


(b)  Reports filed on Form 8-K:

          None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Registrant:         LAMONTS APPAREL, INC.



Date: September 12, 1997      By:  /s/ Debbie Brownfield
                              -----------------------------------
                              Debbie Brownfield
                              Executive Vice President
                              Chief Financial Officer