Form 10-Q
period 1997-11-01
LAMONTS APPAREL INC
filed 1997-12-16
CIK 785962

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

                   For the quarterly period ended November 1, 1997

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

                                Yes   /X/    No   / /

As of November 28, 1997, there were 17,900,053 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                               Exhibit Index on Page 18

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                                      FORM 10-Q
                                   NOVEMBER 1, 1997


                                        INDEX



Part I.  Financial Informationf                                           Page

     Item 1    Consolidated Financial Statements

               -    Consolidated Balance Sheets - November 1, 1997
                    and February 1, 1997                                    3

               - Consolidated Statements of Operations and Accumulated Deficit for the quarter ended November 1, 1997 and
                    November 2, 1996                                        4

               - Consolidated Statements of Operations and Accumulated Deficit for the nine months ended November 1, 1997
                    and November 2, 1996                                    5

               -    Consolidated Statements of Cash Flows for the nine
                    months ended November 1, 1997 and November 2, 1996      6

               -    Notes to Consolidated Financial Statements              7

     Item 2    -    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    12

Part II.  Other Information

     Item 1    -    Legal Proceedings                                      18

     Item 3    -    Defaults Upon Senior Securities                        18

     Item 4    -    Submission of Matters to a Vote of Security Holders    18

     Item 6    -    Exhibits and Reports on Form 8-K                       18

                                 LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                         NOVEMBER 1, FEBRUARY 1,
                                                            1997        1997
                                                         ----------- ----------
Current Assets:
  Cash                                                      $2,298      $2,066
  Receivables - net                                          2,271       1,595
  Inventories                                               55,712      37,559
  Prepaid expenses and other                                 2,365       1,528
  Restricted cash and deposits                               1,703         714
                                                          --------     -------
    Total current assets                                    64,349      43,462

Property and equipment - net of accumulated
       depreciation and amortization of
       $30,994 and $27,506, respectively                    27,765      30,653
Leasehold interests                                          3,156       3,477
Excess of cost over net assets acquired - net               11,347      11,591
Deferred financing costs - net                               1,447       1,989
Restricted cash and deposits                                 1,142       1,142
Other assets                                                   787         958
                                                          ---------    -------
      Total assets                                        $109,993     $93,272
                                                          --------     -------
                                                          --------     -------

Liabilities not subject to settlement under
     reorganization proceedings:
Current Liabilities:
     Borrowings under DIP Facility                         $24,401     $23,141
     Accounts payable                                       25,435      13,578
     Accrued payroll and related costs                       2,525       2,285
     Accrued taxes                                           1,400         812
     Accrued interest                                        1,132         616
     Accrued store closure costs                                --       1,050
     Other accrued expenses                                  6,487       5,325
     Current maturities of obligations under
       capital leases                                          122          12
                                                          --------     -------
     Total current liabilities                              61,502      46,819

Long-term debt                                              10,000         --
Obligations under capital leases                             3,246       2,846
Other                                                          167         302
                                                          --------     -------
          Total liabilities not subject to settlement
            under reorganization proceedings                74,915      49,967
                                                          --------     -------

Liabilities subject to settlement under
  reorganization proceedings                               103,489     102,858
                                                          --------     -------

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, $0.01 par value, 40,000,000
    shares authorized, 17,900,053 shares issued
    and outstanding                                            179        179
Additional paid-in capital                                  63,010     62,972
Accumulated deficit                                       (131,600)  (122,704)
                                                          --------    -------
    Total stockholders' equity (deficit)                   (68,411)   (59,553)
                                                          --------    -------

      Total liabilities and stockholders' equity          $109,993    $93,272
                                                          --------    --------
                                                          --------    --------


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


                                                           QUARTER ENDED
                                                     ---------------------------
                                                     NOVEMBER 1,     NOVEMBER 2,
                                                        1997            1996
                                                     -----------     -----------
Revenues                                                 $50,263        $50,705
Cost of merchandise sold                                  31,760         32,283
                                                     -----------     ----------

 Gross profit                                             18,503         18,422
                                                     -----------     ----------

Operating and administrative expenses                     16,508         16,504
Depreciation and amortization                              1,723          2,015
                                                     -----------     ----------

 Operating costs                                          18,231         18,519
                                                     -----------     ----------
     Income (loss) from operations before other
     income (expense) and reorganization expenses            272            (97)

Other income (expense):
          Interest expense (contractual interest
          of $3.6 million in 1997 and $3.5 million
          in 1996)                                        (1,415)        (1,318)
          Other                                                2              3
                                                     -----------     ----------

     Loss from operations before
       reorganization expenses                            (1,141)        (1,412)

Reorganization expenses                                      930          3,435
                                                     -----------     ----------

Net loss                                                  (2,071)        (4,847)
Accumulated deficit, beginning of period                (129,529)      (119,070)
                                                     -----------     ----------

Accumulated deficit, end of period                     ($131,600)     ($123,917)
                                                     -----------     ----------
                                                     -----------     ----------


Net loss per common share                              ($0.12 )        ($0.27)
                                                     -----------     ----------
                                                     -----------     ----------

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


                                                        NINE MONTHS ENDED
                                                   ----------------------------
                                                   NOVEMBER 1,      NOVEMBER 2,
                                                      1997             1996
                                                   -----------      -----------
Revenues                                              $137,394        $138,284
Cost of merchandise sold                                87,798          88,237
                                                   -----------      ----------

 Gross profit                                           49,596          50,047
                                                   -----------      ----------

Operating and administrative expenses                   47,235          49,482
Depreciation and amortization                            5,484           6,051
Impairment of long-lived assets                                          4,170
                                                   -----------      ----------

 Operating costs                                        52,719          59,703
                                                   -----------      ----------

 Loss from operations before other income
 (expense) and reorganization expenses                  (3,123)         (9,656)

Other income (expense):
          Interest expense (contractual
          interest of $10.4 million in 1997
          and $10.3 million in 1996)                    (3,855)         (3,773)
          Other                                              6               8
                                                   -----------      ----------

     Loss from operations before
     reorganization expenses                            (6,972)        (13,421)

Reorganization expenses                                  1,924           5,090
                                                   -----------      ----------

Net loss                                                (8,896)        (18,511)

Accumulated deficit, beginning of period              (122,704)       (105,406)
                                                   -----------      ----------

Accumulated deficit, end of period                   ($131,600)      ($123,917)
                                                   -----------      ----------
                                                   -----------      ----------


Net loss per common share                               ($0.50)         ($1.03)
                                                   -----------      ----------
                                                   -----------      ----------


      The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                           NINE MONTHS ENDED
                                                        ----------------------
                                                       NOVEMBER 1,   NOVEMBER 2,
                                                          1997          1996
                                                        --------      --------
Cash flows from operating activities:
  Net loss                                              ($8,896)     ($18,511)
    Adjustments to reconcile net loss to
    net cash used in operating activities
    before reorganization items:
    Depreciation and amortization                         5,484         6,051
    Impairment of long-lived assets                         --          4,170
    Reorganization expenses                               1,924         5,090
    Increase in inventories                             (18,153)      (23,211)
    Increase in accounts payable                         11,857        15,983
    Other                                                   845         1,225
                                                        -------       -------
     Net cash used in operating activities
     before reorganization items                         (6,939)       (9,203)
  Operating cash flows used by reorganization
     items:
     Payments for professional fees and
     other expenses related to the Chapter 11
     proceedings                                         (2,591)       (2,195)
                                                        -------       -------
      Net cash used in operating activities              (9,530)      (11,398)
                                                        -------       -------

Cash flows from investing activities:
  Capital expenditures                                   (1,050)         (525)
  Proceeds from sale of property and equipment                4         4,459
  Other                                                     257            45
                                                        -------       -------
      Net cash provided by (used in) investing
      activities                                           (789)        3,979
                                                        -------       -------

Cash flows from financing activities:
  Proceeds from term loan                                10,000         --
  Post-petition borrowings under working
    capital facility                                    154,167       187,979
  Post-petition payments under working
    capital facility                                   (152,908)     (178,748)
  Principal payments on obligations under
    capital leases                                         (666)         (650)
  Other                                                     (42)          (49)
                                                        -------       -------
      Net cash provided by financing activities          10,551         8,532
                                                        -------       -------

Net increase  in cash                                       232         1,113
Cash, beginning of period                                 2,066         1,581
                                                        -------       -------

Cash, end of period                                      $2,298        $2,694
                                                        -------       -------
                                                        -------       -------
Supplemental disclosures of cash flow information:
  Cash interest payments made                            $3,417        $3,615
                                                        -------       -------
                                                        -------       -------
Supplemental disclosure of noncash investing and
financing activities:
  Capital lease relating to the purchase
    of equipment                                          ($511)          --
                                                        -------       -------
                                                        -------       -------
  Capital lease relating to sale-leaseback
    of store                                                --         $2,835
                                                        -------       -------
                                                        -------       -------

      The accompanying notes are an integral part of the consolidated financial statements.

                                 LAMONTS APPAREL, INC.
                                (DEBTOR-IN-POSSESSION)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                   NOVEMBER 1, 1997

NOTE 1 - PETITION FOR RELIEF UNDER CHAPTER 11

On January 6, 1995 (the "Petition Date"), Lamonts Apparel, Inc. (the "Company" or "Lamonts") filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Court. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter 11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan.
On October 23, 1996, an amended plan of reorganization (the "Prior Plan") and an amended disclosure statement (the "Prior Disclosure Statement") were filed with the Court. The Prior Disclosure Statement was approved by the Court on October 24, 1996, and the Prior Plan and Prior Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Prior Plan. A hearing to consider confirmation of the Prior Plan (the "Confirmation Hearing") commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Prior Plan and that all requirements for confirmation of the Prior Plan had been satisfied, except that, as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court further deferred final confirmation of the Prior Plan in order to afford Lamonts additional time in which to explore opportunities to raise additional working capital.

On September 26, 1997, following approval by the Court, the Company entered into an amended and restated loan agreement (the "BankBoston Facility") with BankBoston, N.A. (f/k/a "The First National Bank of Boston") ("BankBoston") pursuant to which BankBoston has provided the Company with a new $10 million term loan (the "Term Loan"), resulting in an increase in the maximum amount of the Company's line of credit from $32 million to $42 million. The Term Loan has been guaranteed by the Surety (as defined therein). The Term Loan has been fully disbursed and no further amounts may be borrowed thereunder. The BankBoston Facility is discussed further in Note 3.

On October 31, 1997, Lamonts filed a modified and restated plan of reorganization (the "Plan") to take into account the Term Loan and related matters, together with a supplemented and restated disclosure statement (as amended on November 21, 1997, the "Disclosure Statement"). On November 24, 1997, the Court approved the Disclosure Statement and authorized Lamonts to distribute the Plan and Disclosure Statement and approved solicitation materials to impaired creditors and equity security holders. A hearing on confirmation of the Plan has been scheduled for December 18, 1997. If the Plan is confirmed at that hearing, Lamonts expects the effective date of the Plan to occur on January 31, 1998. There can be no assurance that confirmation will be obtained or that the effective date will occur when expected or at all.

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

As a result of the Company's Chapter 11 filing, the Company is currently in default under the indentures governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and its 13-1/2% Senior Subordinated Notes which were due February 1995. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest is prohibited during the pendency of the Company's Chapter 11 case, and these liabilities have been included in the balance sheet as "liabilities subject to settlement under reorganization proceedings".

Pre-petition liabilities subject to settlement under reorganization proceedings include the following (dollars in thousands):

                                                                           NOVEMBER 1,    FEBRUARY 1,
                                                                               1997           1997
                                                                           -----------    -----------
    Accounts payable and accrued liabilities                                  $24,459        $23,121
    Capital lease obligations                                                  10,551         11,216
    10-1/4% Notes (including pre-petition accrued interest) related party      67,600         67,600
    13-1/2% Notes (including pre-petition accrued interest)                       838            838
    Notes payable                                                                  41             83
                                                                          -----------    -----------

                                                                             $103,489       $102,858
                                                                          -----------    -----------
                                                                          -----------    -----------


The increase in accounts payable and accrued liabilities is due to lease damage claims accrued in fiscal year 1996 that have been reclassified as liabilities subject to settlement under reorganization proceedings. The reduction in capital lease obligations consists of payments to landlords for store locations in the ongoing business operations of the Company.

In accordance with the Bankruptcy Code, the Company can seek Court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for breach of contract. In connection with the Company's Chapter 11 proceedings, the Company continues to review all of its obligations under its executory contracts. As of November 1, 1997, the Company has rejected 14 real property leases and certain executory contracts and assumed 5 leases (with certain conditions and limitations).

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

Costs associated with the reorganization of the Company are charged to expense as incurred. Under the requirements of the Chapter 11 filing, the Company is required to pay certain expenses of the Committees. The amounts charged to reorganization expense by the Company have consisted and will continue to consist primarily of write-offs of property and equipment, professional fees, lease related costs and severance costs.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. All subsidiaries of the Company are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation. The consolidated financial statements included herein should be read in conjunction with the audited, annual consolidated financial statements for the fiscal year ended February 1, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 1997. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

During the first quarter of Fiscal 1996, the Company recognized a non-cash impairment loss of $4.2 million. Of the total impairment loss, $2.3 million represents impairment of property and equipment, $1.3 million relates to excess of cost over net assets acquired and $0.6 million pertains to leasehold interests. Based on estimates by management as of November 1, 1997, subject to the outcome of issues discussed in Note 1, no additional impairment has occurred during the nine months ended November 1, 1997. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of Statement No. 130.


NOTE 3 - LOAN AND SECURITY AGREEMENTS

On February 17, 1995, the Company received approval from the Court for a Loan and Security Agreement (the "Old DIP Facility") with Foothill Capital Corporation ("Foothill"). The Old DIP Facility provided for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15.0 million of letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. On June 4, 1996, the Company entered into a loan and security agreement with BankBoston replacing the Old DIP Facility, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Old DIP Facility was terminated, the Company was in violation of the net worth maintenance covenant in the Old DIP Facility.

On September 26, 1997, following approval by the Court, the Company entered into the BankBoston Facility which consists of: (i) a revolving line of credit with a maximum borrowing capacity of $32 million (the "Revolver"); and (ii) a term loan in the amount of $10 million. The Term Loan has been guaranteed by the Surety. Pursuant to, and on the terms and conditions set forth in the BankBoston Facility, BankBoston is obligated to make loans and advances to Lamonts on a revolving basis, and to issue letters of credit to or for the account of Lamonts (with a sublimit for letters of credit of $3 million) in an aggregate outstanding amount (net of repayments) not to exceed the lesser of $32 million and the Borrowing Base (as defined therein). The Term Loan has been fully disbursed and no further amounts may be borrowed thereunder.

Assuming that the Plan is confirmed and becomes effective, the Revolver will mature two years after the effective date of the Plan ("Effective Date") or, if earlier, upon maturity of the Term Loan. The Term Loan will mature December 26, 1999, or, if earlier, upon maturity of the Revolver. Lamonts will have the option to extend the maturity date of the Term Loan for two additional one-year periods (subject to earlier maturity upon maturity of the Revolver), on the terms and conditions set forth in the BankBoston Facility and upon payment of an extension fee described therein. There are no extension options in respect of the Revolver. If the Plan is not confirmed or does not become effective, both the Revolver and the Term Loan would mature on February 27, 1998.

Lamonts is required to make principal payments on the Term Loan of $25,000 per month commencing October 31, 1998. A substantial portion of the principal amount of the Term Loan is scheduled to be outstanding on the maturity date of the Term Loan. Lamonts' borrowings under both the Revolver and the Term Loan bear interest at a floating rate of 1.5% above the Base Rate (as defined therein) or, at Lamonts' option, at 2.75% above the fully reserved adjusted Eurodollar Rate (as defined therein). The rates are subject to adjustment on June 1, 1998, and annually thereafter, based upon Lamonts' financial results in accordance with the criteria set forth in the BankBoston Facility. The default rate of interest under the Revolver is 3% above the Base Rate. The default rate of interest under the Term Loan prior to maturity is 7% above the non-default rate otherwise applicable, and after maturity is 7% above the non-default rate applicable to loans measured by the Base Rate.

A facility fee in respect of the Revolver will be payable in the amount of $336,000 on the Effective Date and in the amount of $224,000 on December 31, 1998. A letter of credit fee of 1.75% per annum will be charged quarterly in arrears based on the average daily Maximum Drawing Amount (as defined therein) of all outstanding letters of credit. A commitment fee in the amount of 0.5% per annum will be payable monthly in arrears based on the average daily unused amount of the Revolver. Both the letter of credit fee and commitment fee are subject to adjustment on June 1, 1998, and annually thereafter, based upon Lamonts' financial results in accordance with the criteria set forth in the BankBoston Facility. In addition to a closing fee in the amount of $500,000 which Lamonts paid at the closing of the Term Loan on September 26, 1997, an additional closing fee in respect of the Term Loan calculated at the rate of 5% per annum applied to the average daily principal balance of the Term Loan outstanding after September 26, 1998, is payable at the times and in the manner set forth in the BankBoston Facility. If the options to extend the maturity date of the Term Loan are exercised, extension fees calculated at the rate of 5% per annum applied to the average daily principal balance of the Term Loan outstanding during the applicable extension period will be payable at the times and in the manner set forth in the BankBoston Facility.

Advances by BankBoston under the BankBoston Facility are secured by all real and personal property, rights and assets of Lamonts, including without limitation, real estate leasehold interests, but excluding certain proceeds of bankruptcy causes of action and proceeds from a special account established for unpaid professional fees. During the Chapter 11 case, the BankBoston Facility is an allowed administrative expense claim with super-priority over other administrative expenses in the Chapter 11 case.

The BankBoston Facility requires that, as of the Effective Date, in partial exchange for the BankBoston claim against the Company's Chapter 11 estate and in consideration for the guaranty of the Term Loan by the Surety, the Surety will receive under the Plan (i) a warrant exercisable for the purchase of 3,429,588 shares of common stock, and (ii) 10 shares of Class B Common Stock, representing all of the Class B Common Stock (which shares have special voting rights upon the occurence of certain events under the BankBoston Facility) to be authorized and outstanding after the Effective Date.

The BankBoston Facility contains, among other things, covenants restricting (i) the incurrence of debt and guarantees, (ii) the incurrence of liens and encumbrances, (iii) the disposition of assets, (iv) mergers and investments, (v) dividends and other restricted payments (as defined) and (vi) capital expenditures. Any necessary waivers of or amendments to such covenants require, with certain exceptions specified in the BankBoston Facility, the concurrence of both BankBoston and the Surety.

The BankBoston Facility contains customary events of default for credit facilities of this type. The Surety has the right, under specified circumstances after a default, to direct BankBoston to declare Lamonts' obligations under the BankBoston Facility immediately due and payable and to exercise certain of BankBoston's rights and remedies under the BankBoston Facility.

For the nine months ended November 1, 1997, the weighted average interest rate for loans based on the Base Rate was 10.0% (calculated on the average monthly Revolver balance) and the weighted average interest rate for loans based on the Eurodollar Rate was 8.45% (calculated on the average monthly Eurodollar loan balance). The Company has expensed fees of approximately $568,000 for the BankBoston Facility for the nine months ended November 1, 1997, which fees payable under the BankBoston Facility for such period consisted primarily of monthly payments based on the average unused borrowing capacity and on the borrowing capacity under the Revolver.

NOTE 4 - LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock equivalents, represented by stock options and warrants were not considered in the calculation as they either have an exercise price greater than the applicable market price, or the effect of assuming their exercise or conversion would be anti-dilutive. The weighted average number of shares outstanding for the quarter and nine months ended November 1, 1997 were 17,900,053.

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


BACKGROUND

Lamonts Apparel, Inc. (the "Company" or "Lamonts") retails brand-name apparel and accessories for the entire family through its 38 apparel stores. Lamonts currently operates in malls and regional shopping centers located in the states of Alaska, Idaho, Oregon, Utah and Washington.

On January 6, 1995 (the "Petition Date"), Lamonts filed a voluntary petition for relief (the "Filing") under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the Western District of Washington at Seattle. In Chapter 11, the Company has continued to manage its affairs and operate its business as a debtor-in-possession. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Court. The Company and representatives of the committees that represent Lamonts' unsecured trade creditors, bondholders and equityholders (the "Committees") have reached an understanding regarding the material economic terms of a proposed consensual plan of reorganization designed to enable the Company to emerge from Chapter 11. On August 23, 1996, that plan was filed with the Court, along with the proposed disclosure statement relating to the plan. On October 23, 1996, an amended plan of reorganization ("the Prior Plan") and an amended disclosure statement (the "Prior Disclosure Statement") were filed with the Court. The Prior Disclosure Statement was approved by the Court on October 24, 1996, and the Prior Plan and Prior Disclosure Statement were transmitted to all impaired creditors and equity security holders along with ballots for the purpose of soliciting acceptances of the Prior Plan. A hearing to consider confirmation of the Prior Plan (the "Confirmation Hearing") commenced on January 6, 1997, and the Court determined that the requisite majorities of each class of the Company's impaired creditors and equity security holders voted in favor of acceptance of the Prior Plan and that all requirements for confirmation of the Prior Plan had been satisfied, except that, as requested by Lamonts and the Committees, the Confirmation Hearing was continued to April 14, 1997, to consider certain "Deferred Confirmation Requirements". At the request of Lamonts and the Committees, the Court further deferred final confirmation of the Prior Plan in order to afford Lamonts additional time in which to explore opportunities to raise additional working capital.

On September 26, 1997, following approval by the Court, the Company entered into an amended and restated loan agreement (the "BankBoston Facility") with BankBoston, N.A. (f/k/a "The First National Bank of Boston") ("BankBoston") pursuant to which BankBoston has provided the Company with a new $10 million term loan (the "Term Loan"), resulting in an increase in the maximum amount of
the Company's line of credit from $32 million to $42 million.    The Term Loan
has been guaranteed by the Surety (as defined therein).   The Term Loan has been
fully disbursed and no further amounts may be borrowed thereunder. The BankBoston Facility is discussed further in the Liquidity and Capital
Resources section below.

On October 31, 1997, Lamonts filed a modified and restated plan of reorganization (the "Plan") to take into account the Term Loan and related matters, together with a supplemented and restated disclosure statement (as amended on

November 21, 1997, the "Disclosure Statement"). On November 24, 1997, the Court approved the Disclosure Statement and authorized Lamonts to distribute the Plan and Disclosure Statement and approved solicitation materials to impaired creditors and equity security holders. A hearing on confirmation of the Plan has been scheduled for December 18, 1997. If the Plan is confirmed at that hearing, Lamonts expects the effective date of the Plan to occur on January 31, 1998. There can be no assurance that confirmation will be obtained or that the effective date will occur when expected or at all.

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

As a result of the Company's Chapter 11 filing, the Company is currently in default under the indentures governing the Company's 10-1/4% Subordinated Notes due November 1999 (the "10-1/4% Notes") and its 13-1/2% Senior Subordinated Notes which were due February 1995. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest is prohibited during the pendency of the Company's Chapter 11 case.

Management believes that Lamonts has made substantial progress in the period since the Filing. The Company has closed unprofitable stores, eliminated unprofitable merchandise lines and reduced operating expenses. In addition, management has implemented strategies designed to: (i) improve the quality of merchandise offered while maintaining price points geared to the Company's customer base, and (ii) reduce cash operating expenses. Management is also continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives.


RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the quarter ("3rd Quarter 1997") and nine month period ("YTD 1997") ended November 1, 1997 compared to the quarter ("3rd Quarter 1996") and nine month period ("YTD 1996") ended November 2, 1996.

REVENUES. Revenues of $50.3 million for the 3rd Quarter 1997 decreased $0.4 million on a total store basis from $50.7 million for the 3rd Quarter 1996. Revenues of $137.4 million for YTD 1997 decreased $0.9 million on a total store basis from $138.3 million for YTD 1996. The third quarter and YTD decrease is attributable to the closure of 4 stores that were operating during the prior periods. Comparable store (i.e., stores open since the beginning of each of the periods presented) revenues increased 5.4% for the 3rd Quarter 1997, as compared to 3rd Quarter 1996. Comparable store revenues increased 6.0% for YTD 1997 as compared to YTD 1996. Management believes that comparable store revenues have increased due to increased levels of inventory and continued improvement in the quality of the merchandise offered in the stores compared to the prior year. There can be no assurance that a continuation of such factors will increase revenues in future periods.

GROSS PROFIT. Gross profit, as a percentage of revenues, increased to 36.8% during the 3rd Quarter 1997 compared to 36.3% during the 3rd Quarter 1996. Gross profit, as a percentage of revenues was 36.1% for YTD 1997, compared to 36.2% for YTD 1996.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses amounted to $16.5 million during the 3rd Quarter 1997 and the 3rd Quarter 1996. Operating and administrative expense savings of $0.9 million attributable to closed stores operating in the prior year were offset by increases in (i) credit card fees of $0.3 million, (ii) advertising of $0.2 million, (iii) payroll of $0.1 million, and (iv) other expenses of $0.3 million. Operating and administrative expenses of $47.2 million for YTD 1997 decreased 4.5% or $2.3 million from $49.5 million for YTD 1996. The decrease is primarily the result of a reduction in operating costs of $2.9 million, attributable to closed stores operating in the prior year and decreases in computer fees and operating lease expenses of $0.6 million, offset by increases in (i) credit card fees of $0.3 million, (ii) advertising of $0.4 million, (iii) payroll of $0.4 million, and (iv) other expenses of $0.1 million. Year 2000 costs included in operating and administrative expenses for YTD 1997 amounted to approximately $0.2 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $1.7 million for the 3rd Quarter 1997 decreased $0.3 million as compared to $2.0 million for the 3rd Quarter 1996. Depreciation and amortization expense of $5.5 million for YTD 1997 decreased $0.5 million as compared to $6.0 million for YTD 1996. The decrease primarily relates to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

IMPAIRMENT OF LONG-LIVED ASSETS. A non-cash charge of $4.2 million for the impairment of long-lived assets was recognized during YTD 1996 due to the adoption of Statement of Financial Accounting Standards No. 121, see "Item 1 - Consolidated Financial Statements - Note 2".

INTEREST EXPENSE. Interest expense was $1.4 million for 3rd Quarter 1997 compared to $1.3 million for 3rd Quarter 1996. YTD 1997 interest expense was $3.9 million, compared to $3.8 million for YTD 1996. Interest expense is related to outstanding borrowings under the Old BankBoston Facility and BankBoston Facility.

REORGANIZATION EXPENSES. Reorganization expenses of $0.9 million for the 3rd Quarter 1997 decreased $2.5 million from $3.4 million for the 3rd Quarter 1996. YTD 1997 reorganization expenses of $1.9 million decreased $3.0 million from $5.1 million for YTD 1996. The reorganization expenses represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees, a substantial portion of which were incurred in fiscal year 1996 in connection with the preparation of the Prior Disclosure Statement.

NET LOSS. The Company reported a net loss of $2.1 million for the 3rd Quarter 1997 compared to a net loss of $4.8 million for the 3rd Quarter 1996. The $2.7 million decrease from the prior period is primarily due to (i) the reduction in reorganization expenses of $2.5 million, and (ii) the decrease in depreciation and amortization expense of $0.2 million.

The Company reported a net loss of $8.9 million for YTD 1997 compared to a net loss of $18.5 million for YTD 1996. The decrease of $9.6 million from the prior period resulted primarily from (i) no impairment of long-lived assets for YTD 1997 compared to the recognition of $4.2 million for the impairment of long-lived assets for YTD 1996, (ii) the reduction in reorganization expenses of $3.1 million, (iii) the decrease in operating and administrative expenses of $2.3 million, and (iv) the decrease in depreciation and amortization expense of $0.6 million, offset by a decrease in gross profit of $0.5 million.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $6.9 million of cash for operating activities before reorganization items for YTD 1997, a decrease of $2.3 million as compared to $9.2 million used for YTD 1996. The improvement is partially due to a decrease in net loss. In addition, cash used for inventory purchases decreased $5.0 million to $18.2 million for YTD 1997 from $23.2 million for YTD 1996.

The difference in investing activities for YTD 1997 from YTD 1996 of $4.8 million results primarily from net sale proceeds of $4.5 million received in the sale-leaseback of one of the Company's stores during YTD 1996.

The Company received $10.6 million from financing activities for YTD 1997 as compared to $8.5 million for YTD 1996. The $2.1 million difference is the result of proceeds from the Term Loan offset by lower net borrowings under the Revolver.

As of November 1, 1997, the Company had $2.3 million of cash and an additional $1.7 million of current restricted cash, representing the funding of payroll and taxes in connection with the Filing.

CAPITAL RESOURCES

On February 17, 1995, the Company received approval from the Court for a Loan and Security Agreement (the "Old DIP Facility") with Foothill Capital Corporation ("Foothill"). The Old DIP Facility provided for a borrowing capacity of up to $32.0 million in revolving loans, including up to $15.0 million of letters of credit, subject to borrowing base limitations based upon, among other things, the value of inventory and certain real property. On June 4, 1996, the Company entered into a loan and security agreement with BankBoston replacing the Old DIP Facility, after a hearing by the Court and the entering of an order approving such financing. Although Foothill had taken no action to declare the Company in default as of the date on which the Old DIP Facility was terminated, the Company was in violation of the net worth maintenance covenant in the Old DIP Facility.

On September 26, 1997, following approval by the Court, the Company entered into the BankBoston Facility which consists of: (i) a revolving line of credit with a maximum borrowing capacity of $32 million (the "Revolver"); and (ii) a term loan in the amount of $10 million. The Term Loan has been guaranteed by the Surety. Pursuant to, and on the terms and conditions set forth in the BankBoston Facility, BankBoston is obligated to make loans and advances to Lamonts on a revolving basis, and to issue letters of credit to or for the account of Lamonts (with a sublimit for letters of credit of $3 million) in an aggregate outstanding amount (net of repayments) not to exceed the lesser of $32 million and the Borrowing Base (as defined therein). The Term Loan has been fully disbursed and no further amounts may be borrowed thereunder.

Assuming that the Plan is confirmed and becomes effective, the Revolver will mature two years after the effective date of the Plan ("Effective Date") or, if earlier, upon maturity of the Term Loan. The Term Loan will mature December 26, 1999, or, if earlier, upon maturity of the Revolver. Lamonts will have the option to extend the maturity date of the Term Loan for two additional one-year periods (subject to earlier maturity upon maturity of the Revolver), on the terms and conditions set forth in the BankBoston Facility and upon payment of an extension fee described therein. There are no extension options in respect of the Revolver. If the Plan is not confirmed or does not become effective, both the Revolver and the Term Loan would mature on February 27, 1998.

Lamonts is required to make principal payments on the Term Loan of $25,000 per month commencing October 31, 1998. A substantial portion of the principal amount of the Term Loan is scheduled to be outstanding on the maturity date of the Term Loan. Lamonts' borrowings under both the Revolver and the Term Loan bear interest at a floating rate of 1.5% above the Base Rate (as defined therein) or, at Lamonts' option, at 2.75% above the fully reserved adjusted Eurodollar Rate (as defined therein). The rates are subject to adjustment on June 1, 1998, and annually thereafter, based upon Lamonts' financial results in accordance with the criteria set forth in the BankBoston Facility. The default rate of interest under the Revolver is 3% above the Base Rate. The default rate of interest under the Term Loan prior to maturity is 7% above the non-default rate otherwise applicable, and after maturity is 7% above the non-default rate applicable to loans measured by the Base Rate.

A facility fee in respect of the Revolver will be payable in the amount of $336,000 on the Effective Date and in the amount of $224,000 on December 31, 1998. A letter of credit fee of 1.75% per annum will be charged quarterly in arrears based on the average daily Maximum Drawing Amount (as defined therein) of all outstanding letters of credit. A commitment fee in the amount of 0.5% per annum will be payable monthly in arrears based on the average daily unused amount of the Revolver. Both the letter of credit fee and commitment fee are subject to adjustment on June 1, 1998, and annually thereafter, based upon Lamonts' financial results in accordance with the criteria set forth in the BankBoston Facility. In addition to a closing fee in the amount of $500,000 which Lamonts paid at the closing of the Term Loan on September 26, 1997, an additional closing fee in respect of the Term Loan calculated at the rate of 5% per annum applied to the average daily principal balance of the Term Loan outstanding after September 26, 1998, is payable at the times and in the manner set forth in the BankBoston Facility. If the options to extend the maturity date of the Term Loan are exercised, extension fees calculated at the rate of 5% per annum applied to the average daily principal balance of the Term Loan outstanding during the applicable extension period will be payable at the times and in the manner set forth in the BankBoston Facility.

Advances by BankBoston under the BankBoston Facility are secured by all real and personal property, rights and assets of Lamonts, including without limitation, real estate leasehold interests, but excluding certain proceeds of bankruptcy causes of action and proceeds from a special account established for unpaid professional fees. During the Chapter 11 case, the BankBoston Facility is an allowed administrative expense claim with super-priority over other administrative expenses in the Chapter 11 case.

The BankBoston Facility requires that, as of the Effective Date, in partial exchange for the BankBoston claim against the Company's Chapter 11 estate and in consideration for the guaranty of the Term Loan by the Surety, the Surety will receive under the Plan (i) a warrant exercisable for the purchase of 3,429,588 shares of common stock, and (ii) 10 shares of Class B Common Stock, representing all of the Class B Common Stock (which shares have special voting rights upon the occurrence of certain events under the BankBoston Facility) to be authorized and outstanding after the Effective Date.

The BankBoston Facility contains, among other things, covenants restricting (i) the incurrence of debt and guarantees, (ii) the incurrence of liens and encumbrances, (iii) the disposition of assets, (iv) mergers and investments, (v) dividends and other restricted payments (as defined) and (vi) capital expenditures. Any necessary waivers of or amendments to such covenants require, with certain exceptions specified in the BankBoston Facility, the concurrence of both BankBoston and the Surety.

The BankBoston Facility contains customary events of default for credit facilities of this type. The Surety has the right, under specified circumstances after a default, to direct BankBoston to declare Lamonts' obligations under the BankBoston Facility immediately due and payable and to exercise certain of BankBoston's rights and remedies under the BankBoston Facility.

For the nine months ended November 1, 1997, the weighted average interest rate for loans based on the Base Rate was 10.0% (calculated on the average monthly Revolver balance) and the weighted average interest rate for loans based on the Eurodollar Rate was 8.45% (calculated on the average monthly Eurodollar loan balance). The Company has expensed fees of approximately $568,000 for the BankBoston Facility for the nine months ended November 1, 1997, which fees payable under the BankBoston Facility for such period consisted primarily of monthly payments based on the average unused borrowing capacity and on the borrowing capacity under the Revolver.

As of November 28, 1997, the Company had $25.2 million of borrowings outstanding under the Revolver with additional borrowing capacity thereunder of $6.8 million.

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

SEASONALITY

The Company's sales are seasonal, with the fourth quarter being its strongest quarter as a result of the Christmas Season.

YEAR 2000

The Company has evaluated the significance of the year 2000 on its existing computer systems and is currently taking steps to ensure that its computer systems will not be adversely affected by the occurrence of the year 2000. The Company will spend approximately $350,000 in fiscal year 1997 current fiscal year, $500,000 in fiscal year 1998, and $150,000 in fiscal year 1999. The Company expects this process to be completed by the middle of fiscal year 1999. As of November 1, 1997, the Company has expensed approximately $200,000 for year 2000 costs.

                              PART II. OTHER INFORMATION

                              ITEM 1 - LEGAL PROCEEDINGS

No material change has occurred in the litigation described in "Item 3 - Legal Proceedings" on pages 7 through 9 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 and in "Part II, Item 1 - Legal Proceedings" on page 17 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1997.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As a result of the Filing, the Company is currently in default under the indentures governing the 10-1/4% Notes ($67.6 million in principal and prepetition accrued interest as of November 1, 1997) and 13-1/2% Notes ($0.8 million in principal and prepetition accrued interest as of November 1, 1997) (see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this document).

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 24, 1997, the Court approved the Disclosure Statement and authorized Lamonts to distribute the Plan and Disclosure Statement and solicitation materials to impaired creditors and equityholders. Any holder of a claim or equity interest entitled to vote on the Plan may cast a modification ballot if such holder has not previously voted, or may use the modification ballot to change such holder's vote if such holder has previously voted. All modification ballots were to be cast by December 15, 1997.

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

         4.14 Extension Agreement dated March 27, 1995, between Lamonts Apparel, Inc. and the holders of the Company's 10-1/4% Subordinated Notes due 1999.(10)


         10.27 Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 between Lamonts Apparel, Inc., BankBoston, N.A., and Certain Other Lending Institutions. *

         27.1      Financial Data Schedule. *

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

         99.3      Plan Documentary Supplement.(11)

         99.4 Debtor's Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(12)

         99.5 Amended Disclosure Statement re Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(12)

         99.6 Plan Documentary Supplement to "Debtor's Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code".(12)

         99.7 Debtor's Modified and Restated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. *

         99.8 Supplemented and Restated Disclosure Statement (As Amended) re Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. *

         99.9 Plan Documentary Supplement to "Debtor's Modified and Restated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code". *


------------------
*  Filed herewith

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

                             Registrant:    LAMONTS APPAREL, INC.



Date: December 12, 1997                     By:  /s/ Debbie Brownfield
                                            --------------------------
                                            Debbie Brownfield
                                            Executive Vice President
                                            Chief Financial Officer