Form 10-K
period 1998-01-31
LAMONTS APPAREL INC
filed 1998-05-01
CIK 785962

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended January 31, 1998

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ________ to ________

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Class A Common Stock, par value $0.01 per share Class A Warrants to purchase Class A Common Stock Class B Warrants to purchase Class A Common Stock Class C Warrants to purchase Class A Common Stock
                              (TITLE OF CLASS)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of April 15 ,1998, was approximately $7,944,039 (based on the average bid and ask price of such stock on such date).

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.

                               Yes  X   No
                                   ---     ---

As of April 15, 1998, there were 9,000,000 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 10 shares of Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                           Exhibit Index on Page 59
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1

                          LAMONTS APPAREL, INC.
                        ANNUAL REPORT ON FORM 10-K
                   FOR THE 52 WEEKS ENDED JANUARY 31, 1998

                                   PART I

ITEM 1 - BUSINESS

GENERAL BACKGROUND

Lamonts Apparel, Inc. (the "Company" or "Lamonts") is a Northwest-based regional retailer with 38 stores in five states. The Company offers an assortment of moderately priced fashion apparel, and home and fashion accessories at competitive prices for the entire family. The Company, which has been operating in the Northwest for thirty years, is well recognized in the region as a retailer of nationally recognized brand name apparel such as Levi, Liz Claiborne, Lee, Bugle Boy, Jockey, Alfred Dunner, OshKosh, Adidas, Nike, and Health-Tex. Lamonts purchases finished goods from approximately 1,200 vendors and uses a distribution center in Kent, Washington for processing and warehousing merchandise for distribution to its stores. Lamonts employs approximately 1,600 people in salaried, hourly, or part-time positions. The Company's stores average approximately 47,000 square feet and are generally located in shopping centers and malls.

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

The Company's principal office is located at 12413 Willows Road N.E., Kirkland, Washington 98034, and its telephone number is (425) 814-5700.

CHAPTER 11 REORGANIZATION

BACKGROUND

Despite numerous attempts to restructure the Company's capital structure from 1992 through 1994, and as a result of continued deterioration of the Company's financial position, on January 6, 1995 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Western District of Washington at Seattle. The Company's Modified and Restated Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on December 18, 1997 and became effective on January 31, 1998 ("Plan Effective Date").

PLAN

The overall purpose of the Plan was to (i) alter the debt and capital structure of Lamonts to permit it to emerge from Chapter 11 and (ii) settle, compromise or otherwise dispose of certain claims on terms that Lamonts considered to be reasonable.

The Plan resulted in an approximate $90 million net reduction in the total indebtedness and liabilities subject to reorganization of the Company. The Plan provided generally for, among other things, payment in full by the Company of administrative expenses, certain other priority claims and secured claims, other than the claim of BankBoston, N.A. ("BankBoston"), the agent and lender under the Company's bank credit facility (the "BankBoston Facility"), (which was left unimpaired), cancellation of certain indebtedness in exchange for new equity securities of the Company), the discharge of certain other pre-petition claims, the cancellation of existing equity securities of the Company in exchange for new equity securities of the Company, the assumption or rejection of executory contracts and unexpired leases and the designation of a new board of directors. In addition, the Plan provided that the

Company assume all of the obligations under the BankBoston Facility, including any unpaid accrued interest, fees, costs and charges. See Note 1 to the Consolidated Financial Statements for a description of the Plan.

DEBTOR-IN-POSSESSION ("DIP") FINANCING AND EXIT FINANCING

During its Chapter 11 case, the Company received its debtor-in-possession financing from BankBoston pursuant to a loan and security agreement, dated June 4, 1996 (the "Prior Loan Agreement") between the Company and BankBoston. On September 26, 1997, the Prior Loan Agreement was amended and restated as set forth in the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement (the "Loan Agreement"), between the Company and BankBoston. Pursuant to the Loan Agreement, BankBoston provides Lamonts with (i) a revolving credit facility (the "Revolver") with a maximum borrowing capacity of $32 million and
(ii) a term loan in the amount of $10 million (the "Term Loan"). See Note 7 to the Consolidated Financial Statements for a description of the BankBoston Facility.

OPERATIONS

Lamonts offers an assortment of moderately priced fashion apparel and home and fashion accessories at competitive prices for the entire family.

PROMOTION AND MARKETING - Sales promotion and inventory allocation decisions are made centrally by Lamonts' corporate staff. The Company generally maintains uniformity with respect to inventory, pricing decisions, selection of promotional goods and markdown policies throughout all of its locations.

Lamonts advertises primarily through radio, television, newspaper and newspaper inserts, direct mail, and charge statement inserts. The Company's promotional strategy is to target specific merchandise products and consumer groups, including holders of its proprietary credit card, for sales events.

SHOE LICENSEE - Lamonts utilizes a licensee, Shoe Corporation of America ("SCOA"), for its family shoe department. The sales of shoes represented approximately 5.7% of the Company's total annual revenues for the 52 weeks ended January 31, 1998 ("Fiscal 1997"), but are not reflected in such revenues for financial reporting purposes because income derived by the Company from the rental fees charged to the licensee is reported as an offset to operating expenses. The rental fees paid to Lamonts by SCOA (approximately $1.3 million for Fiscal 1997) range from 10% to 12% of annual net sales generated by the licensee. The license agreement with SCOA expires in January 2001 with one three-year extension at Lamonts' option.

PURCHASING - The Company's centralized buying organization includes general merchandise managers, divisional merchandise managers, and buyers responsible for maintaining vendor relationships. New management teams within the merchandising departments were assembled during the Company's Chapter 11 case. In addition, the Company's membership in Frederick Atkins, Inc. ("Atkins"), a merchandising consultant and buying cooperative, provides it with industry research and the use of Atkins' private label import program. Additionally, the Company backs certain of its direct import purchases with letters of credit issued through Atkins. The Company maintains a non-interest bearing deposit account with Atkins equal to 17% of its historic annual purchases to cover costs associated with the letters of credit.

The Company purchases its merchandise from approximately 1,200 vendors and is not dependent on any single source of supply. The Company maintains no long-term commitments with any supplier and believes that there will continue to be an adequate supply of merchandise to satisfy its current and anticipated requirements. However, like other apparel retailers, the Company is highly dependent upon its ability to obtain trade credit.

DISTRIBUTION - The Company utilizes a contractor, Assembly Transportation Distribution Systems, Inc. ("ATD"), to operate its distribution center pursuant to an arrangement that continues through February 2001. Fees payable to ATD pursuant to such arrangement are approximately $15,000 per month. Through its distribution center, which is dedicated to the Company for centralized receiving and marking (ticketing), the Company generally receive and ship merchandise to its stores within a two-to-three day period. The Company believes that this distribution center enables it to monitor vendor shipments more effectively, reduce receiving and marking expenses, reduce related transportation costs, improve inventory control, and reduce inventory shrinkage.

The current lease for the distribution center, which is guaranteed by the Company, covers 62,500 square feet of space and has an initial term through February 2001 with one three-year extension at Lamonts' option. The amount of lease payments guaranteed by the Company pursuant to such lease is approximately $21,000 per month. See "Item 2 - Properties."

STORE OPERATIONS - The Company's store management team consists of a senior vice president, four regional directors and 34 store managers. The four regional directors also serve as store managers. Store managers are primarily responsible for hiring and supervising store personnel and for day-to-day store operations. A typical Lamonts store employs a staff of 23 to 40 people, including the store manager, two to four area sales managers and 20 to 35 sales associates, approximately two-thirds of whom are part-time.

EMPLOYEES - The Company employs approximately 1,600 people, approximately two-thirds of whom are part-time. Approximately 275 employees working in Seattle, Washington stores are represented by the United Food and Commercial Workers Union pursuant to a contract that expires June 12, 1999. Approximately 35 employees working in the Wenatchee, Washington store are represented by the United Food and Commercial Workers Union; these employees have not negotiated a bargaining agreement, and they work under the same working conditions as the Company's non-union employees. Approximately 16 employees working in the Kirkland corporate office are represented by the United Food and Commercial Workers Union pursuant to an employee ratified agreement that expires on March 31, 2000. Management believes its employee relations are good.

COMPETITION - Lamonts competes with other specialty retail apparel stores, department stores and discount/mass merchandisers on the basis of product range, quality, fashion, price and service. The Company attempts to differentiate itself from its competitors by positioning itself as a focused specialty retailer with emphasis on casual wear and high quality branded products, as well as its private label, "Northwest Outfitters." Principal competitors in one or more of the Company's market areas include The Bon Marche (a division of Federated Department Stores, Inc.), Nordstrom, J.C. Penney Co., Inc., Sears Roebuck and Company, and Mervyn's (a division of Dayton-Hudson Corporation). Many of the Company's competitors have substantially greater financial resources than Lamonts.

TRADEMARKS - The Company currently owns various registered trademarks which are part of its proprietary brand imports program. Management believes that, although such trademarks are significant, the Company's business is not dependent on any of such rights.

CREDIT POLICY - The Company offers its customers various methods of payment including cash, check, Lamonts charge card, certain major credit cards and a lay-away plan. Since its inception in July 1988, the Company's charge card program has expanded to approximately 617,000 accounts, of which 152,000 have transactions within the last 30 days. Growth in credit sales represents an important element in the Company's marketing strategy because statistics show that Lamonts charge card holders shop more regularly and purchase more merchandise than customers who pay by cash, check or bank credit card. The Company believes that its proprietary charge card program provides additional benefits in two areas: (i) industry research shows that proprietary credit cards build significant customer loyalty and (ii) proprietary credit cards enhance target marketing by providing valuable demographic and purchasing behavior information on customers.

The Company's proprietary charge card, administered and owned by Alliance Data Systems ("ADS") (which purchased the charge accounts from National City Bank of Columbus), provides for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Through a contractual arrangement, as amended (the "Alliance Agreement"), ADS owns the receivables generated from purchases made by customers using the Lamonts charge card.

The Alliance Agreement provides that the Company will be charged a discount fee of 1.95% of Net Sales, as that term is defined in the Alliance Agreement. Additionally, the Alliance Agreement provides for a supplemental discount fee equal to one-tenth of one percent (0.1%) of Net Sales for each one million dollar increment that Net Sales for a subject year are less than $48.0 million (the "Minimum Level") up to a total maximum fee of 3% of the Net Sales for the subject year. ADS waived the supplemental discount fee for Fiscal 1997. In the event of store closures, the Alliance Agreement provides that the Minimum Level may be decreased. Additionally, as of March 1, 1996, the Company is no longer responsible for any net bad debt expense. The Alliance Agreement may be terminated by either party after June 22, 1999 upon 180 days prior written notice. The Company paid National City Bank of Columbus and ADS $0.1 million for bad debt expense and $0.9 million in fees during Fiscal 1996. In Fiscal 1997, discount fees totaled approximately $0.9 million.

RETURN POLICY - It is the Company's policy to exchange or issue a credit if a customer is not completely satisfied with any Lamonts purchase. Management believes that the Company's customer return policy and experience is consistent with industry practices.

INFORMATION SYSTEMS - In recent years the Company has invested in the development of management information systems (MIS) in the areas of merchandise reporting, distribution and allocation, customer service (full and promotional price look-up at the register), as well as financing, credit authorization, and store operations. The Company has made generational improvements in its systems since the late 1980's and is continuing to make enhancements to its merchandising systems.

The Company uses the Universal Product Code (UPC) on each ticket and automatic price look-up and electronic data interchange (EDI) for re-ordering basic merchandise and for vendor-provided advance ship notices (ASN's) which improves in-stock inventories on predictable, basic merchandise. The point-of-sale (POS) data provides the basis for merchandise unit reporting, merchandise allocation decisions and electronic transmission of orders. In addition to running its own automatic basic stock replenishment system, the Company also uses automatic basic merchandise replenishment programs offered by key vendors.

Sales and POS markdowns are monitored daily by using POS terminals to record ticketed information. This information flows electronically from the stores to the corporate office and then to the service bureau referred to below. These sales and POS markdowns are combined with receipt, on-hand and on-order information to support merchant reports, and on-line screens at the department, vendor, class style, and in some cases, color/size or UPC level.

Current MIS efforts are focused on enhancing vendor-level reporting to the merchants, Year 2000 preparations, customer database, direct marketing systems, as well as a new POS platform to support enhanced customer service and direct marketing initiatives.

The Company utilizes an outside service bureau, Affiliated Computer Services, Inc. ("ACS"), for its mainframe computer processing pursuant to a contract that continues through February 2000. Fees payable to ACS under such contract are based on CPU utilization plus other miscellaneous charges. The minimum monthly fee payable to ACS under such contract is $50,000. In addition, ACS licenses certain system and application software programs to the Company.

YEAR 2000 - The Company has established a compliance program to modify or replace existing information technology systems so that such systems will not generate invalid or incorrect results in connection with processing year dates for the year 2000 and later years. The Company believes that it will be able to achieve Year 2000 compliance by the middle of the 52 weeks ending January 29, 2000 ("Fiscal 1999") and does not currently anticipate any material disruption in its operations as a result of any failure by the Company to achieve compliance. The Company spent approximately $324,000 in Fiscal 1997 and estimates it will spend approximately $500,000 during the 52 weeks ending January 30, 1999 ("Fiscal 1998") and $150,000 in Fiscal 1999 to make its computer systems Year 2000 compliant.

Additionally, suppliers of the Company and other third parties exchange information with the Company or rely on the Company's merchandising systems for certain sales and stock information. The Company currently does not have any information concerning the compliance status of its suppliers or such other third parties. However, because third-party failures could have a material adverse impact on the Company's ability to conduct business, confirmations are being requested from the Company's major suppliers to certify that plans are being developed to address the Year 2000 issues.

REGULATIONS - The Company is subject to Federal, state and local laws and regulations affecting retail apparel stores generally. The Company believes that it is in substantial compliance with these laws and regulations.

CHANGE IN FISCAL YEAR

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 to enhance comparability of the Company's results of operations with other apparel retailers.

ITEM 2 -  PROPERTIES

The Company considers its ability to maintain attractive, high traffic store locations to be a critical element of its business and a key determinant of Lamonts' future growth and profitability.

The Company currently operates 38 stores in the following locations:


Alaska (7)                 Washington (23)                   Utah (1)
-----------                ---------------                   ---------
- Anchorage:  3 stores     - Seattle:  6 stores              - Logan
- Fairbanks                - Bellevue/Eastside:  4 stores
- Juneau                   - Spokane:  2 stores
- Soldotna                 - Tacoma:   2 stores              Oregon (2)
- Wasilla                  - Aberdeen                        ----------
                           - Marysville                      - Astoria
Idaho (5)                  - Moses Lake                      - Corvallis
----------                 - Olympia
- Coeur d'Alene            - Port Angeles
- Idaho Falls              - Silverdale
- Lewiston                 - Tri-Cities
- Moscow                   - Wenatchee
- Pocatello                - Yakima


Of the 38 stores, 14 are located in regional malls, 15 are located in community malls, three are located in strip centers, and six are located in free-standing locations.

All of the Company's stores are currently operated in facilities leased by the Company, except one which is operated in a building owned by the Company subject to a ground lease which expires in 2015. The leases for these facilities have terms up to 30 years, with an average remaining term of seven years, not including additional option periods. The Company leases its principal office in Kirkland, Washington. The lease, which commenced May 1996, is for approximately 30,000 square feet and expires May 2006.

The Company's stores range from 20,700 to 80,000 square feet in size, with a typical store averaging approximately 47,000 square feet. The interiors of Lamonts' stores are decorated and organized with the intention of maximizing traffic flow and merchandise exposure. Signage and service facilities, such as fitting rooms and customer service areas, are designed to create a pleasant and convenient shopping environment.

During 1994, the Company closed eight stores because of poor performance. Also, in connection with its operational restructuring, the Company received permission from the Bankruptcy Court to close six additional underperforming stores in early 1995. In 1996, the Company received permission from the Bankruptcy Court to close five additional underperforming stores. In February 1996, the Company entered into a sale-leaseback transaction involving the land and building at the Company's Alderwood store in Seattle, Washington. The Company sold the property for approximately $5 million and leased the property back for a twenty (20) year period, plus option terms.

In March 1995, the Company opened a new 36,000 square-foot store in a 465,000 square-foot shopping center in Issaquah, Washington. This is the Company's fourth store in the eastside area of the Seattle market.

The Company has an arrangement with Assembly Transportation Distribution Systems, Inc. ("ATD"), which provides distribution and merchandise processing services for Lamonts on a cost plus fee reimbursement basis. As part of the arrangement, the Company is a guarantor of the lease of the distribution center located in Kent, Washington. The lease expires February 2001 and has one three-year extension option.

ITEM 3 -  LEGAL PROCEEDINGS

The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters will not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect on quarterly or annual operating results during the period such matters are resolved.

In March 1995, the Company brought an action against one of its landlords, Hickel Investment Company ("Hickel"), to recover overpayments of common area maintenance and other charges made to Hickel. On February 20, 1998, the United States District Court for the District of Alaska entered a final judgment against Hickel for an amount in excess of $1.8 million. Hickel has since appealed the judgment and posted a bond in the amount of $2.1 million to obtain a stay pending appeal. There can be no assurance that the Company will be successful on such appeal. As a result, no amounts relating to the final judgment have been recorded in the Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Plan and the related Disclosure Statement were transmitted to all impaired creditors and equity security holders of the Company along with ballots for the purpose of soliciting acceptances of the Plan. At a hearing to consider confirmation of the Plan, the Bankruptcy Court found that the Plan was accepted by the holders of general unsecured claims totaling approximately 99.2% in dollar amount and 95.9% in number of holders of such claims held by creditors that timely voted to accept or reject the Plan, and that the Plan was accepted by the holders of equity security interests totaling approximately 98.3% in amount of shares held by equity security holders that timely voted to accept or reject the Plan. The ballots contained no provision for abstentions. As a result, ballots that were not returned and invalid ballots had no effect on the outcome of the vote on the Plan. A summary of the valid ballots cast is as follows:


                                                Ballots            Ballots
                                             Accepting Plan     Rejecting Plan
                                             ---------------    ---------------
Holders of general unsecured claims               417                18
Holders of equity security interests              290                14
Holders of other priority claims                    4                 0


                                 PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Pursuant to the Plan, the Company's Class A Common Stock, par value $0.01 per share ("Common Stock"), was delivered to Norwest Bank Minnesota, N.A., as exchange agent, on January 31, 1998, for distribution to unsecured creditors and shareholders. The Common Stock is quoted on the OTC Bulletin Board and is listed under the symbol "LMNT."

The average bid and ask price of the Common Stock on April 15, 1998 was $1.41. At April 15, 1998, there were 1,371 holders of record of the Common Stock.

Prior to the Plan Effective Date, the Company's outstanding common stock ("Old Common Stock") was quoted on the OTC Bulletin Board and, until January 20, 1995, was listed on the Nasdaq Stock Market's Smallcap Market ("NASDAQ") under the symbol "LMNT." The following table sets forth, for the periods indicated, the high and low closing bid prices of the Old Common Stock as reported on NASDAQ and over-the-counter quotes. The bid prices, as stated, represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Fiscal 1997:                 High       Low
------------------------   --------   --------
Quarter ended May 3          1/8        1/16
Quarter ended August 2       1/8        1/16
Quarter ended November 1     3/16       1/16
Quarter ended January 31     1/4        1/16


Fiscal 1996:                 High        Low
------------------------   --------   --------

Quarter ended May 4          1/4        1/8
Quarter ended August 3       7/16       1/8
Quarter ended November 2     1/4        1/8
Quarter ended February 1     7/16       1/16


DIVIDENDS

The Company has never declared or paid cash dividends on its Old Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements, the financial condition of the Company, and such other factors as the Company's Board of Directors may consider. The ability of the Company to pay dividends is directly and indirectly restricted under the terms of the BankBoston Facility. Such restrictions prohibit the payment of dividends for the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8. The following financial data is not necessarily comparable for the periods presented because of the effects of Fresh-Start Reporting, and, among other things, the Company's change in fiscal year end on March 9, 1995. However, for purposes of comparing the data for the 53 weeks ended February 3, 1996 ("Fiscal 1995"), the Company has provided data for the comparable prior year period, which are derived from unaudited financial records of the Company.

                            LAMONTS APPAREL, INC.
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       52 WEEKS ENDED  52 WEEKS ENDED   53 WEEKS ENDED
                                       JAN 31, 1998    FEB 1, 1997        FEB 3, 1996
                                       --------------  --------------  ----------------
STATEMENT OF OPERATIONS DATA
------------------------------
Revenues (1)                            $  201,623     $  203,602     $  199,548
Cost of merchandise sold                   131,700        130,480        131,677
                                       --------------  --------------  ----------------
     Gross profit                           69,923         73,122         67,871
                                       --------------  --------------  ----------------

Operating and administrative expenses       67,844         67,173         71,372
Depreciation and amortization                7,141          7,999          9,232
Impairment of long-lived assets                  -          4,170              -
                                       --------------  --------------  ----------------
     Operating costs                        74,985         79,342         80,604
                                       --------------  --------------  ----------------
Loss from operations before other
     income (expense), reorganization
     expenses, fresh-start revaluation,
     and extraordinary item                 (5,062)        (6,220)       (12,733)
Other income (expense):
     Interest expense
          Cash                              (5,900)        (5,053)        (5,098)
     Other income (expense)                      8             12            196
                                       --------------  --------------  ----------------
Loss from operations before
     reorganization expenses,
     fresh-start revaluation and
     extraordinary item                    (10,954)       (11,261)       (17,635)
Reorganization expenses                     (5,995)        (6,037)        (7,240)
Fresh-start revaluation                     70,495              -              -
                                       --------------  --------------  ----------------
Income (loss) before extraordinary
     item                                   53,546        (17,298)       (24,875)
Extraordinary item - gain on debt
     discharge                              69,158              0              -
                                       --------------  --------------  ----------------
     Net income (loss)                    $122,704       $(17,298)      $(24,875)
                                       --------------  --------------  ----------------
                                       --------------  --------------  ----------------
Net income (loss) before
     extraordinary item per
     common share  (See Note 4)
     Basic and Diluted                       $3.00        $(0.97)         $(1.39)
                                       --------------  --------------  ----------------
                                       --------------  --------------  ----------------
Net income (loss) per common share
     (See Note 4)
     Basic and Diluted                       $6.86        $(0.97)         $(1.39)
                                       --------------  --------------  ----------------
                                       --------------  --------------  ----------------
Shares Used in Computing Earnings
     (Loss) per Common Share
     (in thousands) (See Note 4)
     Basic and Diluted                      17,876        17,900          17,894
                                       --------------  --------------  ----------------
                                       --------------  --------------  ----------------

BALANCE SHEET DATA (at end of period)
-------------------------------------
Working capital                           $(5,625)       $(3,357)        $(2,248)
Total assets                               97,468         93,272         102,361
Liabilities subject to settlement under
     reorganization proceedings                 -        102,858         104,845
Long term debt and obligations under
     capital leases, net of current
     maturities                            13,835          2,846               -
Stockholders' equity (deficit)             19,956        (59,553)        (42,556)


----------------------------------
(1)   The additional week in Fiscal 1995 accounted for $2.2 million of revenues.

ITEM 6 - SELECTED FINANCIAL DATA

                                LAMONTS APPAREL, INC.
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       52 WEEKS ENDED  QUARTER ENDED  52 WEEKS ENDED
                                        JAN 28, 1995    JAN 28, 1995   OCT 29, 1994
                                       --------------  --------------  ----------------
STATEMENT OF OPERATIONS DATA
-----------------------------
Revenues (1)                              $  231,199       $  71,014        $  237,922
Cost of merchandise sold                     175,330          60,587           163,697
                                       --------------  --------------  ----------------
     Gross profit                             55,869          10,427            74,225
                                       --------------  --------------  ----------------
Operating and administrative expenses         87,807          22,400            88,520
Depreciation and amortization                 11,355           2,666            11,441
Store closure costs                            7,200               -             7,200
                                       --------------  --------------  ----------------
     Operating costs                         106,362          25,066           107,161
                                       --------------  --------------  ----------------
Loss from continuing operations
     before other income (expense),
     reorganization expenses
     and income tax benefit                  (50,493)        (14,639)          (32,936)
Other income (expense):
     Interest expense
          Cash                                (6,698)         (1,356)           (8,130)
          Non-cash (2)                        (5,160)         (1,670)           (3,490)
     Other income (expense)                       27              29              (369)
                                      --------------  --------------  ----------------
Loss from continuing operations before
     reorganization expenses and income
     tax benefit                             (62,324)        (17,636)          (44,925)
Reorganization expenses                        7,499           7,499                 -
                                       --------------  --------------  ----------------
Loss from continuing operations before
     income tax benefit                      (69,823)        (25,135)          (44,925)
Income tax benefit                              (400)              -              (400)
                                       --------------  --------------  ----------------
     Net loss                               $(69,423)       $(25,135)         $(44,525)
                                       --------------  --------------  ----------------
                                       --------------  --------------  ----------------
Net income (loss) per common share
     (See Note 4)
     Basic and Diluted                        $(4.13)         $(1.41)           $(3.05)
                                       --------------  --------------  ----------------
                                       --------------  --------------  ----------------
Shares Used in Computing Earnings
     (Loss) per Common Share
     (in thousands) (See Note 4)
     Basic and Diluted                        16,820          17,883            14,583
                                       --------------  --------------  ----------------
                                       --------------  --------------  ----------------

BALANCE SHEET DATA (at end of period)
-------------------------------------
Working capital                             $ 16,025       $  16,025          $  9,938
Total assets                                 120,269         120,269           152,589
Liabilities subject to settlement under
     reorganization proceedings              108,333         108,333                 -
Long term debt and obligations under
     capital leases, net of
     current maturities                            -               -            80,642
Stockholders' equity (deficit)               (17,509)        (17,509)            7,560



--------------------------------
(1)   The additional week in Fiscal 1995 accounted for $2.2 million of revenues.

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

The information contained herein, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of a similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) national and local general economic and market conditions, (ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of significant customers or suppliers, (vi) fluctuations in operating results,
(vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, (x) ownership of Common Stock, (xi) volatility of stock price, and (xii) the additional risk factors identified in the Company's Registration Statement on Form S-1 (No. 333-44311) initially filed with the Securities and Exchange Commission (the "SEC") on January 15, 1998. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect untrue events or developments.

FINANCIAL CONDITION

BACKGROUND

Despite numerous attempts to restructure the Company's capital structure from 1992 through 1994, and as a result of continued deterioration of the Company's financial position, on the Petition Date, the Company filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court. In Chapter 11, the Company continued to manage its affairs and operate its business as a debtor-in-possession. On December 18, 1997, the Bankruptcy Court confirmed the Plan and, on January 31, 1998, the Plan became effective. Under the Plan, among other things, certain indebtedness of Lamonts was canceled in exchange for new equity interests, certain indebtedness was reinstated, certain other pre-petition claims were discharged, certain claims were settled, existing equity interests were extinguished and new equity interests were issued, executory contracts and unexpired leases were assumed or rejected, and the members of a new board of directors were designated.
See Note 1 to the Consolidated Financial Statements for description of the Plan.

In an effort to return the Company's operations to profitability, the Company has instituted cost containment measures and implemented expense initiatives to reduce overall operating expenses. In addition, the Company has adopted new merchandising strategies, which are designed to: (i) organize merchandising efforts in key departments on an integrated basis to streamline operations and focus responsibility for merchandise presentation and a more attractive mix of quality, price and availability; (ii) reduce or eliminate low-margin items and departments and add higher margin goods; and (iii) improve inventory mix to reduce the amount of inventory markdowns. There can be no assurance, however, that the above strategies will result in improved profitability.

STORE LOCATIONS

Since October 29, 1994, the Company has closed 19 stores, 11 of which were closed after the Petition Date with the approval of the Bankruptcy Court. Six were closed in January 1995, one was closed in March 1996, and four additional stores were closed in December 1996. Of the 19 stores closed, all were closed due to poor performance. Management is continually evaluating store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives. Management has no current plans to close any of the remaining 38 Lamonts stores.

In March 1995, the Company opened a new store in Issaquah, Washington. Management is also evaluating the possibility of opening new stores in other desirable geographic locations to facilitate revenue growth. The Company intends to use funds generated from operating cash flow and, in certain circumstances, landlord financing, to cover the costs associated with opening such new stores. There can be no assurance, however, that operating cash flow and/or the amount of landlord financing will be sufficient to cover such costs.

FRESH-START REVALUATION

Effective January 31, 1998, the Company implemented the required accounting for entities emerging from Chapter 11 in accordance with the American Institute of Certified Public Accountant's (AICPA) Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (also referred to as "Fresh-Start Reporting"). Under Fresh-Start Reporting, the reorganization value (determined as discussed below) of the Company was allocated to the reorganized Company's net assets on the basis of the purchase method of accounting, which required the adjustment of the Company's assets and liabilities to reflect their estimated fair value at the Plan Effective Date.

In accordance with SOP 90-7, the Company's reorganization value was determined as of the Plan Effective Date. The reorganization value was derived by an independent public accounting firm using various valuation methods, including discounted cash flow analyses (utilizing the Company's projections), analyses of the market values of other publicly traded companies whose businesses are reasonably comparable, and analyses of the present value of the Company's equity. This value was viewed as the fair value of the Company before considering liabilities and approximated the amount a willing buyer would have paid for the assets of the Company immediately after restructuring. Management determined the value of the equity to be approximately $20 million by deducting working capital, operating debt, and the new debt from the reorganization value.

The adjustments to reflect the consummation of the Plan and the adoption of Fresh-Start Reporting, including the adjustment to restate assets and liabilities at the fair value of net assets and the gain on debt discharge for liabilities subject to settlement under reorganization proceedings, are reflected in the Consolidated Statements of Operations under the captions "Fresh Start Revaluation" and "Extraordinary Item - Gain on Debt Discharge." See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO THE 52 WEEKS ENDED FEBRUARY 1, 1997 ("FISCAL 1996")

REVENUES. Revenues of $201.6 million for Fiscal 1997 decreased $2.0 million on a total store basis from $203.6 million for Fiscal 1996. The decrease is attributable to the closure of five stores that were operating during Fiscal 1996. Comparable store revenues, for the 38 stores, of $201.6 million for Fiscal 1997 increased 6.3% from $189.7 million for Fiscal 1996. Comparable store revenues are defined as revenues generated at stores open for at least 12 months in each of the periods. Management believes that revenues have increased due to higher inventory levels and continued improvement in the quality of the merchandise offered in the stores compared to the prior year. There can be no assurance that a continuation of such factors will increase revenues in future periods.

GROSS PROFIT. Gross profit as a percentage of revenues, 34.7% for Fiscal 1997, decreased from 35.9% in Fiscal 1996. The gross profit for Fiscal 1997 includes the establishment of a $2.0 million markdown reserve. Exclusive of this reserve, the gross profit percentage for Fiscal 1997 would have been 35.7%, relatively flat as compared to Fiscal 1996. Reductions in the LIFO inventory layers impacted the Consolidated Financial Statements of Operations by $0.2 million in Fiscal 1997 and Fiscal 1996.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were $67.8 million, or 33.6% of revenues for Fiscal 1997, compared to $67.2 million, or 33.0% of revenues, for Fiscal 1996. Operating and administrative expense savings of $3.6 million attributable to closed stores operating in the prior year were offset by increases in (i) credit card fees of $0.4 million,
(ii) advertising of $1.0 million, (iii) payroll of $0.5 million, (iv) write-down of supplies inventory and other current assets of $1.1 million, and (v) other expenses of $1.2 million, which included Year 2000 compliance expenses. Year 2000 costs included in operating and administrative expenses for Fiscal 1997 amounted to approximately $0.3 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $7.1 million for Fiscal 1997 decreased $0.9 million from $8.0 million for Fiscal 1996. The decrease was primarily related to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

IMPAIRMENT OF LONG-LIVED ASSETS. A non-cash charge of $4.2 million for the impairment of long-lived assets was recognized during Fiscal 1996 due to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). See Note 3 to the Consolidated Financial Statements.

INTEREST EXPENSE. Interest expense was $5.9 million in Fiscal 1997 compared to $5.1 million in Fiscal 1996. Interest expense is primarily related to outstanding borrowings under the Company's bank credit facilities. The increase in interest expense is primarily due to debt facility fees incurred in connection with the Term Loan and Revolver.

REORGANIZATION EXPENSES. During the course of the Chapter 11 case, the Company recognized $26.8 million in reorganization expenses, including approximately $13.2 million of non-cash charges, of which $6.0 million was incurred during Fiscal 1997 and $6.0 million during Fiscal 1996. The Fiscal 1997 expenses relate primarily to professional fees and bonuses paid to certain employees associated with the Company's Chapter 11 case. In addition, the Fiscal 1996 expenses include accrued or estimated costs associated with the rejection of real property leases, and costs related to closing underperforming and nonprofitable stores.

FRESH-START REVALUATION - The Company recorded a fresh-start revaluation adjustment of $70.5 million in Fiscal 1997. See Note 2 to the Consolidated Financial Statements.

NET INCOME. As a result of the foregoing factors, net income was $122.7 million for Fiscal 1997 compared to a net loss of $17.3 million in Fiscal 1996. The $0.3 million improvement (exclusive of the $70.5 million fresh-start revaluation and $69.2 million extraordinary item - gain on debt discharge) is primarily due to no impairment of long-lived assets for Fiscal 1997 compared to the recognition of a $4.2 million for impairment in Fiscal 1996, and the decrease in depreciation and amortization expenses of $0.9 million, offset by (i) the decrease in gross profit of $3.2 million, primarily due to the establishment of a $2.0 million markdown reserve , (ii) the increase in operating and administrative expenses of $0.6 million, and (iii) the increase in interest expense of $0.8 million.

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES. Revenues of $204 million for Fiscal 1996 increased 2.0% on a total store basis from $199 million for Fiscal 1995. Management believes that revenues have increased due to increased levels of inventory and overall improvement in the quality of the merchandise offered in the stores compared to the prior year. Comparable store revenues, for the 38 stores, of $189.7 million for Fiscal 1996 increased 4.6% from $181.2 million for Fiscal 1995 (after deducting the 53rd week of sales in Fiscal 1995). Comparable store revenues are defined as revenues generated at stores open for at least 12 months in each of the periods.

GROSS PROFIT. Gross profit as a percentage of revenues of 36.0% for Fiscal 1996 increased 1.5% from 34.5% for Fiscal 1995 (excluding the effect of non-cash charges of $0.2 million in Fiscal 1996 and $0.9 million in Fiscal 1996). The non-cash charges consist primarily of "LIFO" inventory valuation and net realizable value adjustments. Reductions in the LIFO inventory layers impacted the statements of operations by $0.2 million and $0.5 million for Fiscal 1996 and Fiscal 1995, respectively. The improvement in gross profit margins can be attributed to the Company's continued efforts to improve the quality of merchandise offered while maintaining price points geared to the Company's customer base. The Company has also implemented policies to mark-down and clear out any unsold merchandise within its respective season.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $67.2 million, or 33.0% of revenues for Fiscal 1996, decreased 5.9% from $71.3 million, or 35.8% of revenues, for Fiscal 1995. On a comparable store basis, operating and administrative expenses of $62.0 million decreased 3.9% from $64.5 million for Fiscal 1995. This improvement is primarily attributable to reductions in payroll and corporate administration, offset slightly by increases in rent and advertising.

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

IMPAIRMENT OF LONG-LIVED ASSETS. A non-cash charge of $4.2 million for the impairment of long-lived assets was recognized during Fiscal 1996 due to the application of Statement No. 121. See "Item 8 - Financial Statements and Supplementary Data - Note 4." The charge consists of a non-cash write-off of the excess of cost over net assets acquired, leasehold interests and leasehold improvements determined to be impaired under the application of Statement No. 121.

INTEREST EXPENSE. Interest expense of $5.1 million in Fiscal 1996 remained unchanged from Fiscal 1995.

REORGANIZATION EXPENSES. Since the Chapter 11 case, the Company has recognized $20.8 million in reorganization expenses (approximately $13.2 million of non-cash charges), of which $6.0 million was incurred during Fiscal 1996 and $7.2 million during Fiscal 1995. These expenses related primarily to professional fees associated with the Company's Chapter 11 case, the accrued or estimated costs associated with the rejection of real property leases, and costs related to closing underperforming and nonprofitable stores subsequent to the Company's Chapter 11 case. The charges for store closures are primarily non-cash write-offs of inventory losses realized in the inventory liquidation process.

NET LOSS. The net loss of $17.3 million for Fiscal 1996 decreased $7.5 million, a 30% improvement over the net loss of $24.9 million for Fiscal 1995. The reduction in net loss is primarily a result of (i) a $5.2 million improvement in gross margin which includes non-cash charges for LIFO as discussed above, (ii) a $1.2 million decrease in costs related to reorganization expenses, excluding the costs associated with the closing of stores in Fiscal 1996 compared to Fiscal 1995, (iii) lower operating and administrative expenses of $4.2 million in Fiscal 1996 as discussed above, and (iv) a $1.2 million decline in depreciation and amortization expense during Fiscal 1996, offset by a $4.2 million non-cash charge for the impairment of long-lived assets.

LIQUIDITY AND CAPITAL RESOURCES

In Fiscal 1997, $0.8 million of cash was used by operating activities as compared to $2.1 million of cash used by operating activities before reorganization expenses in Fiscal 1996. The Company's primary cash requirement is the procurement of inventory which is currently funded through borrowings under the BankBoston Facility, trade credit and cash generated from operations. Like other apparel retailers, the Company is highly dependent upon its ability to obtain trade credit, which is generally extended by its vendors and a small number of factoring institutions that continually monitor the Company's credit lines. If the Company continues to obtain the trade credit terms it is currently receiving, the Company believes that borrowings under the BankBoston Facility and cash expected to be generated from operations will provide the cash necessary to fund the Company's cash requirements for the next 12 months.

The increase in net cash used in investing activities for Fiscal 1997 from Fiscal 1996 of $5.1 million resulted primarily from net sales proceeds of $4.5 million received in the sale-leaseback of one of the Company's stores during Fiscal 1996.

The Company received $5.8 million from financing activities for Fiscal 1997, compared to $2.0 million for Fiscal 1996. The $3.8 million increase is the result of proceeds from the Term Loan offset by lower net borrowings under the Revolver.

FINANCING

The Company entered into the Loan Agreement, pursuant to which BankBoston is providing the Company with a $42 million Revolver and Term Loan on the terms and conditions set forth in the Loan Agreement. See Note 7 to the Consolidated Financial Statements for a description of the BankBoston Facility.

For Fiscal 1997, the weighted average interest rate for the loans ("Base Rate Loans") based on the annual interest rate announced from time to time by BankBoston as its "base rate" (the "Base Rate") was 10.0% (calculated on the average monthly balance of Base Rate Loans) and the weighted average interest rate for loans ("Eurodollar Loans") based on a rate (fully adjusted for applicable reserve requirements) based on the rate offered for dollar deposits in the interbank eurodollar market (the "Eurodollar Rate") was 8.45% (calculated on the average monthly balance of Eurodollar Loans). The Company has expensed fees of approximately $0.9 million for the BankBoston Facility during Fiscal 1997, which consist primarily of monthly payments based on the average unused borrowing capacity and on the borrowing capacity under the Revolver.

As of April 15, 1998, the Company had $24.4 million of borrowings outstanding under the Revolver (with additional borrowing capacity thereunder of $4.8 million) and $10.0 million outstanding under the Term Loan.

To hedge the interest rate exposure from variable rate loans under the BankBoston Facility, on March 24, 1998, the Company entered into a forward interest rate swap letter agreement ("Swap Agreement") with BankBoston. The Swap Agreement is for a fixed rate of 5.73% plus the margin from time to time applicable to the Eurodollar Loans on a notional amount of $20 million for a period of two years beginning March 25, 1998. BankBoston has the right to terminate the Swap Agreement on March 23, 1999 upon five days prior notice.

OTHER

The Company has never declared or paid cash dividends on its Old Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements, the financial condition of the Company, and such other factors as the Company's Board of Directors may consider. The ability of the Company to pay dividends is directly and indirectly restricted under the terms of the BankBoston Facility. Such restrictions prohibit the payment of dividends for the foreseeable future.

SEASONALITY

The Company's sales are seasonal, with the fourth quarter the strongest quarter as a result of the Christmas Season. The table below sets forth the effect of seasonality on the Company's business for Fiscal 1997 and Fiscal 1996.


                                                (dollars in thousands)
                                   ------------------------------------------------
                                   1st Qtr   2nd Qtr   3rd Qtr   4th Qtr   Total
                                   --------  -------   -------   -------  ---------
FISCAL 1997
Revenues                           $37,648   $49,483   $50,263   $64,229   $201,623
% Contribution                       18.7%     24.5%     24.9%     31.9%

FISCAL 1996
Revenues                           $37,922   $49,657   $50,705   $65,318   $203,602
% Contribution                       18.6%     24.4%     24.9%     32.1%


INFLATION

The primary items affected by inflation include the cost of merchandise, utilities, and labor. Retail sales prices are generally set to reflect such inflationary increases, the effects of which cannot be readily determined. Management believes that inflationary factors have had a minimal effect on the Company's operations during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    LAMONTS APPAREL, INC.

                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PAGE #
-------
17      Report of Independent Accountants

18      Consolidated Balance Sheets - January 31, 1998 and February 1, 1997

19      Consolidated Statements of Operations for the 52 weeks ended January 31,
        1998, 52 weeks ended February 1, 1997 and 53 weeks ended February 3,
        1996

20 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the 52 weeks ended January 31, 1998, 52 weeks ended February 1, 1997 and 53 weeks ended February 3, 1996

21      Consolidated Statements of Cash Flows for the 52 weeks ended January 31,
        1998, 52 weeks ended February 1, 1997 and 53 weeks ended February 3,
        1996

23      Notes to Consolidated Financial Statements


                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Lamonts Apparel, Inc.

We have audited the accompanying consolidated balance sheets of Lamonts Apparel, Inc. (the "Company") as of January 31, 1998 and February 1, 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the 52 weeks ended January 31, 1998 and February 1, 1997 and the 53 weeks ended February 3, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 1998 and February 1, 1997 and the consolidated results of operations and cash flows for the 52 weeks ended January 31, 1998 and February 1, 1997 and the 53 weeks ended February 3, 1996, in conformity with generally accepted accounting principles.

On January 31, 1998, the Company emerged from bankruptcy. As discussed in Note 2 to the consolidated financial statements, the Company adopted "Fresh-Start Reporting" principles in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As a result of the reorganization and the adoption of Fresh-Start Reporting, the Company's January 31, 1998 consolidated balance sheet is not comparable to the Company's February 1, 1997 consolidated balance sheet since it presents the consolidated financial position of the reorganized entity.

COOPERS & LYBRAND L.L.P.

/s/ Coopers & Lybrand L.L.P.

Seattle, Washington
April 10, 1998

                                  LAMONTS APPAREL, INC.
                                CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)

                                                           January 31,   February 1,
                                                              1998           1997
                                                          ------------   ------------
Current Assets:
     Cash                                                     $  1,301       $  2,066
     Receivables                                                 1,703          1,595
     Inventories                                                38,617         37,559
     Prepaid expenses and other                                  1,500          1,528
     Restricted cash and deposits                                1,543            714
                                                          ------------   ------------
          Total current assets                                  44,664         43,462

Property and equipment                                          42,494         30,653
Leasehold interests                                              8,281          3,477
Excess of cost over net assets acquired                              -         11,591
Deferred financing costs                                             -          1,989
Restricted cash and deposits                                     1,130          1,142
Other assets                                                       899            958
                                                          ------------   ------------
               Total assets                                  $  97,468      $  93,272
                                                          ------------   ------------
                                                          ------------   ------------
Liabilities not subject to settlement under
   reorganization proceedings:
     Current Liabilities:
          Borrowings under the Revolver                      $  18,967      $       -
          Borrowings under DIP Facility                              -         23,141
          Accounts payable                                      15,186         13,578
          Accrued payroll and related costs                      3,106          2,285
          Accrued taxes                                            865            812
          Accrued interest                                       1,007            616
          Accrued store closure costs                                -          1,050
          Accrued reorganization expenses                        2,497          1,165
          Other accrued expenses                                 6,804          4,160
          Current maturities of long-term debt                     403             -
          Current maturities of obligations under
           capital leases                                        1,454             12
                                                          ------------   ------------
               Total current liabilities                        50,289         46,819

     Long-term debt, net of current maturities                  10,536              -
     Obligations under capital leases, net of current
      maturities                                                13,835          2,846
     Other                                                       2,852            302
                                                          ------------   ------------
          Total liabilities not subject to settlement
           under reorganization -proceedings                    77,512         49,967

Liabilities subject to settlement under reorganization
  proceedings:
     Related party                                                   -         67,600
     Other                                                           -         35,258
                                                          ------------   ------------
          Total liabilities subject to settlement
          under reorganization                                       -        102,858

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 10,000,000 shares
          authorized; no shares issued and outstanding               -              -
     Common stock, $.01 par value; 40,000,000 shares
          and 40,000,000 shares authorized; 9,000,000
          and 17,900,053 shares issued and outstanding,
          respectively                                              90            179
     Additional paid-in-capital                                 19,866         62,972
     Accumulated deficit                                            --       (122,704)
                                                          ------------   ------------
                                                          ------------   ------------
          Total stockholders' equity (deficit)                  19,956        (59,553)
                                                          ------------   ------------
               Total liabilities and stockholders' equity
                (deficit)                                    $  97,468      $  93,272
                                                          ------------   ------------
                                                          ------------   ------------


                The accompanying notes are an integral part of the consolidated financial statements.

                               LAMONTS APPAREL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         52 Weeks     52 Weeks       53 Weeks
                                          ended         ended          ended
                                        January 31,  February 1,    February 3,
                                           1998         1997           1996
                                        -----------  -----------    -----------
Revenues                                $  201,623   $  203,602     $  199,548
Cost of merchandise sold                   131,700      130,480        131,677
                                        -----------  -----------    -----------
     Gross profit                           69,923       73,122         67,871
                                        -----------  -----------    -----------
Operating and administrative expenses       67,844       67,173         71,372
Depreciation and amortization                7,141        7,999          9,232
Impairment of long-lived assets                  -        4,170              -
                                        -----------  -----------    -----------
     Operating costs                        74,985       79,342         80,604
                                        -----------  -----------    -----------
Loss from operations before other income
     (expense), reorganization expenses,
     fresh-start revaluation, and
     extraordinary item                     (5,062)      (6,220)       (12,733)

Other income (expense):
     Interest expense:
          Cash (contractual interest of
             $13.1 million, $13.7 million
             and $13.8 million,
             respectively)                  (5,900)      (5,053)        (5,098)
     Other income (expense)                      8           12            196
                                        -----------  -----------    -----------

Loss from operations before
     reorganization expenses,
     fresh-start revaluation,
     and extraordinary item                (10,954)     (11,261)       (17,635)

Reorganization expenses                     (5,995)      (6,037)        (7,240)
Fresh-start revaluation                     70,495            -              -
                                        -----------  -----------    -----------

Income (loss) before extraordinary item     53,546      (17,298)       (24,875)

Extraordinary item - gain on debt
  discharge                                 69,158            -              -
                                        -----------  -----------    -----------
Net income (loss)                         $122,704     $(17,298)      $(24,875)
                                        -----------  -----------    -----------
                                        -----------  -----------    -----------

Basic and Diluted Earnings (Loss) per
     Common Share
     Income (loss) from operations before
       extraordinary item                    $3.00       $(0.97)       $(1.39)
     Extraordinary Item - gain on debt
       discharge                             $3.86        $0.00         $0.00
     Net income (loss)                       $6.86       $(0.97)       $(1.39)


                The accompanying notes are an integral part of the consolidated financial statements.

                                 LAMONTS APPAREL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              (DOLLARS IN THOUSANDS)


                                                                         Minimum
                                                           Additional    pension
                                     Number of    Common    paid-in     liability   Accumulated
                                       shares     stock     capital     adjustment    deficit        Total
                                     ----------  -------- -----------   ----------  -----------    ---------

Balance, January 28, 1995                17,900    $  179   $  62,843   $      -    $  (80,531)    $ (17,509)

     Net loss for the 53 weeks
          ended February 3, 1996              -         -           -          -       (24,875)      (24,875)

     Compensation expense related
          to stock option plan                -         -          78          -             -            78

     Minimum pension liability
          adjustment                          -         -           -       (250)            -          (250)
                                     ----------  -------- -----------  ----------   -----------    ---------
Balance,  February 3, 1996               17,900       179      62,921       (250)     (105,406)      (42,556)

     Net loss for the 52 weeks
          ended February 1, 1997              -         -           -          -       (17,298)      (17,298)

     Compensation expense related
          to stock option plan                -         -          51          -             -            51

     Minimum pension liability
          adjustment                          -         -           -        250             -           250
                                     ----------  -------- -----------  ----------   -----------    ---------
Balance, February 1, 1997                17,900       179      62,972          -      (122,704)      (59,553)

     Net income for the 52 weeks
          ended January 31, 1998              -         -           -          -       122,704       122,704

     Minimum pension liability
          adjustment                          -         -           -       (438)            -          (438)

     Compensation expense related
          to stock option plan                -         -          38          -             -            38

     Cancellation of the former
          equity and elimination
          of accumulated
          deficit under the Plan        (17,900)     (179)    (63,010)       438             -       (62,751)

     Issuance of new equity under
          the Plan                        9,000        90      19,866          -             -        19,956
                                     ----------  -------- -----------  ----------   -----------    ---------
Balance, January 31, 1998                 9,000   $    90    $ 19,866   $      -    $        -     $  19,956
                                     ----------  -------- -----------  ----------   -----------    ---------
                                     ----------  -------- -----------  ----------   -----------    ---------

                                LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)


                                                                      52 weeks ended   52 weeks ended   53 weeks ended
                                                                        January 31,      February 1,      February 3,
                                                                          1998               1997           1996
                                                                       -------------  --------------    --------------
Cash flows from operating activities:
     Net income (loss)                                                   $122,704      $(17,298)          $(24,875)
Adjustments to reconcile net income (loss) to net cash
     used by operating activities before reorganization items:
          Depreciation and amortization                                     7,141         7,999              9,232
          Impairment of long-lived assets                                       -         4,170                  -
          Gain on sale of fixed asset                                        (177)            -                  -
          Non-cash interest, including interest paid-in-kind
               and amortization of debt discount                              321             -                  -
          Stock option expense                                                 38            51                 78
          Net change in current assets and liabilities                      3,900        (2,621)             4,895
          Net realizable value adjustment to inventory                          -             -                500
          Decrease (increase) in long term restricted cash and deposits        11           137             (1,022)
          Other                                                            (1,103)         (562)            (1,425)
          Reorganization expenses                                           5,995         6,037              7,240
          Fresh-start revaluation                                         (70,495)           -                   -
          Gain on debt discharge                                          (69,158)           -                   -
                                                                       -------------  --------------    --------------
                    Net cash used by operating activities
                    before reorganization expenses                           (823)       (2,087)            (5,377)
                                                                       -------------  --------------    --------------
Operating cash flows used by reorganization expenses:
          Payment for professional fees or other expenses
               related to the Chapter 11 proceedings                       (4,539)       (3,241)            (2,475)
                                                                       -------------  --------------    --------------
                    Net cash used by operating activities                  (5,362)       (5,328)            (7,852)
                                                                       -------------  --------------    --------------
Cash flows from investing activities:
     Capital expenditures                                                  (1,507)         (699)            (1,343)
     Proceeds from sale of assets                                              39         4,459                  -
     Other                                                                    257            90               (448)
                                                                       -------------  --------------    --------------
                    Net cash provided (used) by investing activities       (1,211)        3,850             (1,791)
                                                                       -------------  --------------    --------------
Cash flows from financing activities:
     Net post-petition (payments) borrowings under Revolver                (4,174)        2,807              4,496
     Proceeds from Term Loan                                               10,000             -                  -
     Assumption of liabilities subject to compromise                          939             -                  -
     Principal payments on obligations under capital leases                  (900)         (778)            (1,183)
     Other                                                                    (57)          (66)               (61)
                                                                       -------------  --------------    --------------
                    Net cash provided by financing activities               5,808         1,963              3,252
                                                                       -------------  --------------    --------------
Net increase (decrease) in cash                                              (765)          485             (6,391)
Cash, beginning of period                                                   2,066         1,581              7,972
                                                                       -------------  --------------    --------------
Cash, end of period                                                      $  1,301      $  2,066           $  1,581
                                                                       -------------  --------------    --------------
                                                                       -------------  --------------    --------------

                 The accompanying notes are an integral part of the
                      consolidated financial statements.

                                     LAMONTS APPAREL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)



                                                                      52 weeks ended   52 weeks ended   53 weeks ended
                                                                        January 31,      February 1,      February 3,
                                                                          1998               1997           1996
                                                                       -------------  --------------    --------------

Reconciliation of net change in current assets and liabilities:
     (Increase) decrease in accounts receivable                             $  (154)         $   818         $   692
     (Increase) decrease in inventory (excluding
          adjustment for net realizable value)                                  118           (7,158)         (2,692)
     (Increase) decrease in prepaid expenses and other                          (64)             548           2,018
     Increase (decrease) in accounts payable                                  1,607            5,161           6,663
     Increase (decrease) in accrued payroll and related costs                   821             (111)           (517)
     Increase (decrease) in accrued taxes                                        53               (9)            288
     Increase (decrease) in accrued interest                                    547              409            (103)
     Increase (decrease) in accrued store closure costs                      (1,050)          (2,204)            303
     Increase (decrease) in other accrued expenses                            2,022              (75)         (1,757)
                                                                       -------------  --------------    --------------
                                                                            $ 3,900          $(2,621)        $ 4,895
                                                                       -------------  --------------    --------------
                                                                       -------------  --------------    --------------
Supplemental Cash Flow Information:
     Cash interest payments made                                            $ 4,824          $ 4,783         $ 5,201
     Non-cash transactions:
          Capital lease relating to sale - leaseback of Alderwood store           -            2,835               -
          Capital leases relating to equipment                                  759


              The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 1 - REORGANIZATION AND EMERGENCE FROM CHAPTER 11

Lamonts Apparel, Inc. (the "Company" or "Lamonts") is a Northwest-based regional retailer with 38 stores in five states. The Company offers an assortment of moderately priced fashion apparel and home and fashion accessories at competitive prices for the entire family.

On January 6, 1995 ("Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Western District of Washington at Seattle. The Company's Modified and Restated Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on December 18, 1997 and became effective on January 31, 1998 ("Plan Effective Date").

The overall purpose of the Plan was to (i) alter the debt and capital structure of Lamonts to permit it to emerge from Chapter 11 and (ii) settle, compromise or otherwise dispose of certain claims on terms that Lamonts considered to be reasonable.

The Plan resulted in an approximate $90 million net reduction in the total indebtedness and liabilities subject to reorganization of the Company. The Plan provided generally for, among other things, payment in full by the Company of administrative expenses, certain other priority claims and secured claims, other than the claim of BankBoston, N.A. ("BankBoston"), the agent and lender under the Company's bank credit facility (the "BankBoston Facility"), (which was left unimpaired), cancellation of certain indebtedness in exchange for new equity securities of the Company, the discharge of certain other pre-petition claims, the cancellation and/or rejection of existing equity securities of the Company in exchange for new equity securities of the Company, the assumption or rejection of executory contracts and unexpired leases and the designation of a new board of directors. In addition, the Plan provided that the Company will assume all of the obligations under the BankBoston Facility, including any unpaid accrued interest, fees, costs and charges.

Pursuant to the Plan,

(a) an aggregate of 8,800,000 shares of Class A Common Stock, par value $0.01 per share, of the Company ("Common Stock"), 2,203,320 Class A Warrants to purchase Common Stock ("Class A Warrants") and 700,237 Class B Warrants to purchase Common Stock ("Class B Warrants") have been or will be issued to the holders of pre-petition claims against Lamonts;

(b) an aggregate of 200,000 shares of Common Stock and 100,000 Class B Warrants were issued to the holders of Lamonts common stock outstanding prior to the Plan Effective Date (the "Old Common Stock"); and

(c)  228,639 Class C Warrants to purchase Common Stock ("Class C
     Warrants") and 10 shares of Class B Common Stock, par value $.01 per share, of the Company ("Class B Common Stock"), were issued to Specialty Investment I LLC (the "Surety").

All such securities were or will be issued in exchange for various pre-petition claims and interests allowed by the Bankruptcy Court, except those issued to the Surety which were issued as required under the BankBoston Facility in consideration of the guaranty made by the Surety of a $10 million term loan made to the Company prior to the Plan Effective Date and in partial exchange for its administrative claim.

In addition, pursuant to the Plan, the Company granted options ("Stock Options") for the purchase of Common Stock as follows:

(i) options exercisable for the purchase of 1,000,000 shares of Common Stock with an exercise price of $1.00 per share;

(ii) to prevent dilution resulting from the issuance of the Class A Warrants, options exercisable for the purchase of an additional 244,813 shares of Common Stock with an exercise price of $0.01 per share, exercisable only on or after the date on which the Class A Warrants become exercisable ("Protective A Options"); and

(iii) to prevent dilution resulting from the issuance of the Class B Warrants, options exercisable for the purchase of an additional 88,915 shares of Common Stock with an exercise price of $0.01 per share, exercisable only on or after the date on which the Class B Warrants become exercisable ("Protective B Options").

The number of Protective A Options and Protective B Options that may be exercised is limited under certain circumstances. (See Note 12.)

In addition, to prevent dilution resulting from the issuance of the Class C Warrants to the Surety, the holders of Stock Options were issued Class C Warrants exercisable for the purchase of an aggregate of 381,060 shares of Common Stock (355,656 shares with an exercise price of $1.25 per share and for an aggregate of 25,404 shares with an exercise price of $.01 per share). (See
Note 12.)

As compensation to Gordian Group, L.P. ("Gordian") for investment banking services rendered to the Company during the Company's Chapter 11 case, Gordian will be issued, on the 120th day following the Plan Effective Date, warrants (the "Gordian Warrants") exercisable for a number of shares of Common Stock having a value equal to $200,000. See Note 12 for a description of the terms of the Gordian Warrants.

In connection with the Plan, the Company entered into a Grant of Registration Rights in favor of certain holders of the Warrants and the Common Stock, pursuant to which, subject to certain exceptions, the Company agreed to file and cause to remain effective a Registration Statement under the Securities Act of 1933, as amended, covering certain of the securities distributed under the Plan. See Note 13 for a description of such registration rights. Also in connection with the Plan, Alan R. Schlesinger and Loren R. Rothschild entered into new employment agreements with the Company which amended and restated the terms of their existing employment agreements.

The Plan was filed with the Bankruptcy Court on October 31, 1997. The Disclosure Statement relating thereto, which was filed with the Bankruptcy Court on October 31, 1997 and amended on November 21, 1997, was approved by the Bankruptcy Court on November 24, 1997. The Plan was confirmed by the Bankruptcy Court on December 18, 1997 and became effective on January 31, 1998.

With the exception of payments contemplated by the Plan to be made subsequent to the Plan Effective Date, all payments and distributions required under the Plan to be made in respect of pre-petition liabilities have been made or otherwise provided for, and, other than as contemplated by the Plan, no further recourse to the Company may be had by any person with respect of such pre-petition claims.

The following sets forth the nature and amount of pre-petition liabilities subject to settlement under reorganization proceedings:

                                                          PRE FRESH-START    FEBRUARY 1,
                                                          JANUARY 31, 1998      1997
                                                         -----------------   -----------
                                                              (dollars in thousands)
Accounts payable and accrued liabilities                           $22,664     $23,121
Capital Lease obligations                                           10,313      11,216

10-1/4% Notes (including pre-petition accrued interest)             67,600      67,600
13-1/2% Notes (including pre-petition accrued interest)                838         838
Notes Payable                                                           31          83
                                                         -----------------   -----------
                                                                  $101,446    $102,858
                                                         -----------------   -----------
                                                         -----------------   -----------

Costs associated with the reorganization of the Company were expensed as incurred. Such costs include certain expenses of the committees that represented Lamonts' unsecured trade creditors, bondholders and equity holders (the "Committees"). The amounts charged to reorganization expense by the Company are as follows:


                                               FISCAL    FISCAL    FISCAL
                                                 1997     1996      1995
                                               -------  --------  --------
                                                   (dollars in thousands)
Write-off of property and equipment,
  net of obligations under capital leases                           $2,362
Professional fees                               $2,344    $2,128     2,479
Lease related costs                                196     1,036       925
Payroll related costs                            1,924       411       411
Store closure costs, administrative and other    1,531     2,462     1,063
                                               -------  --------  --------
                                                $5,995    $6,037    $7,240
                                               -------  --------  --------
                                               -------  --------  --------


NOTE 2 - BASIS OF PRESENTATION AND FRESH-START REPORTING

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") (also referred to as "Fresh-Start Reporting"), the Company adopted Fresh-Start Reporting for financial reporting purposes as of January 31, 1998. Under Fresh-Start Reporting, the reorganization value of the Company was allocated to the reorganized Company's net assets on the basis of the purchase method of accounting. This method required the adjustment of the Company's assets and liabilities to reflect their estimated fair value at the Plan Effective Date.

In accordance with SOP 90-7, the Company's reorganization value was determined as of the Plan Effective Date. The reorganization value was derived by an independent public accounting firm using various valuation methods, including discounted cash flow analyses (utilizing the Company's projections), analyses of the market values of other publicly traded companies whose businesses are reasonably comparable, and analyses of the present value of the Company's equity. The reorganization value was determined to be the fair value of the Company before considering liabilities and approximated the amount a willing buyer would have paid for the assets of the Company immediately after restructuring.

The primary methodology used to determine the reorganization value was a weighted average of the historical market guideline method, projected guideline method, and the income approach using the discounted cash flow method. Under the income approach, the terminal value was determined using the discounted cash flow projected for the period from February 1, 1998 through February 3, 2002, using a discount rate of 14.1% and a long-term growth rate of 3.5%, with a capitalization rate at 10.6%.

The adjustments to reflect the consummation of the Plan and adoption of Fresh-Start Reporting, including the adjustment to restate assets and liabilities at their respective estimated fair values, the gain on debt discharge for liabilities subject to settlement under reorganization proceedings of $69.2 million, and the elimination of $122.7 million of the prior accumulated deficit, are reflected in the accompanying consolidated financial statements at January 31, 1998.

Additionally, a black line is shown to separate the January 31, 1998 consolidated balance sheet from the prior year since it is not prepared on a comparable basis. The effect of the reorganization on the Company's consolidated balance sheet as of January 31, 1998 is as follows:

                                                              PRE-FRESH-START                              FRESH-START
(dollars in thousands)                                         BALANCE SHEET                               BALANCE SHEET
                                                                JANUARY 31,      DEBT       FRESH-START     JANUARY 31,
                                                                  1998         DISCHARGE     REPORTING         1998
                                                              ---------------  ---------    ------------   -------------
Current Assets:
     Cash                                                            $  1,301                                   $  1,301
     Receivables                                                        1,703                                      1,703
     Inventories                                                       37,441                   $  1,176 (a)       8,617
     Prepaid expenses and other                                         1,500                                      1,500
     Restricted cash and deposits                                       1,543                                      1,543
                                                              ---------------  ---------    ------------   -------------
          Total current assets                                         43,488          -           1,176          44,664

Property and equipment                                                 27,255                     15,239 (b)      42,494
Leasehold interests                                                     3,049                      5,232 (b)       8,281
Excess of cost over net assets acquired                                11,266                    (11,266)(c)           -
Deferred financing costs                                                1,266    $(1,266)(d)                           -
Restricted cash and deposits                                            1,130                                      1,130
Other assets                                                              899                                        899
                                                              ---------------  ---------    ------------   -------------
               Total assets                                         $  88,353    $(1,266)      $  10,381       $  97,468
                                                              ---------------  ---------    ------------   -------------
                                                              ---------------  ---------    ------------   -------------
Liabilities not subject to settlement under reorganization
proceedings:
     Current Liabilities:
          Borrowings under the Revolver                             $  18,967                                  $  18,967
          Accounts payable                                             15,186                                     15,186
          Accrued payroll and related costs                             3,106                                      3,106
          Accrued taxes                                                   865                                        865
          Accrued interest                                              1,163                   $   (156)(e)       1,007
          Accrued reorganization expenses                               2,497                                      2,497
          Other accrued expenses                                        6,442     $  362 (f)                       6,804
          Current maturities of long-term debt                            403                                        403
          Current maturities of obligations under capital leases          177                      1,277 (e)       1,454
                                                              ---------------  ---------    ------------   -------------
               Total current liabilities                               48,806        362           1,121          50,289

     Long-term debt, net of current maturities                         10,536                                     10,536
     Obligations under capital leases, net of current maturities        3,444                     10,391 (e)      13,835
     Other                                                              1,023        835 (f)         994 (g)       2,852
                                                              ---------------  ---------    ------------   -------------
          Total liabilities not subject to settlement under
          reorganization proceedings                                   63,809      1,197          12,506          77,512
                                                              ---------------  ---------    ------------   -------------
Liabilities subject to settlement under reorganization
proceedings:
     Related party                                                     67,600    (67,600)(f)                           -
     Other                                                             33,846    (23,533)(f)     (10,313)(e)           -
                                                              ---------------  ---------    ------------   -------------
          Total liabilities subject to settlement under
          reorganization proceedings                                  101,446    (91,133)        (10,313)              -
                                                              ---------------  ---------    ------------   -------------
Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 10,000,000 shares authorized
          no shares issued or outstanding                                   -                                           -
     Common stock, $.01 par value; 40,000,000 shares authorized
          9,000,000 shares issued and outstanding                         179         88 (h)        (177)(h)          90
     Additional paid-in-capital                                        63,010     19,424 (h)     (62,568)(h)      19,866
     Minimum pension liability adjustment                                (438)                       438 (g)           -
     Accumulated deficit                                             (139,653)    69,158 (i)      70,495 (j)           -
                                                              ---------------  ---------    ------------   -------------
          Total stockholders' equity (deficit)                        (76,902)    88,670           8,188          19,956
                                                              ---------------  ---------    ------------   -------------
               Total liabilities and stockholders' equity
                 (deficit)                                          $  88,353  $  (1,266)       $ 10,381        $ 97,468
                                                              ---------------  ---------    ------------   -------------
                                                              ---------------  ---------    ------------   -------------

(a)  To adjust inventories to fair value.
(b) To allocate fair value to identifiable net assets in accordance with purchase method accounting as follows: property and equipment, $15.2 million; and leasehold interests, $5.2 million.
(c)  To write off the balance of excess of cost over net assets acquired.
(d) To write off the balance of deferred financing costs related to debt discharged.
(e) To reclassify certain liabilities subject to settlement under reorganization proceedings, where the obligation was assumed.
(f) To record the discharge of liabilities subject to settlement under reorganization proceedings, and reclassify pre-petition priority claims and cure amounts.
(g)  To restate liabilities, including pension liabilities at fair value.
(h) To record cancellation of historical Stockholders' equity (deficit) and record reorganization value of $20.0 million, $0.1 million of which is classified as Class A Common Stock, $.01 par value. The remaining $19.9 million is classified as additional paid-in-capital.
(i)  To record the extraordinary item - gain on debt discharge.
(j)  To recognize the value of the reorganized Company.


Pro Forma Consolidated Statement of Operations (unaudited)

The following unaudited pro forma consolidated statement of operations reflects the financial results of the Company during Fiscal 1997 as if the Plan had been consummated on February 2, 1997. The pro forma information does not purport to be indicative of the results of operations that would actually have been reported had such transactions actually been consummated on such date or of the results of operations that may be reported by the Company in the future.

                                             As Reported                         Pro forma
                                           52 Weeks Ended                      52 Weeks Ended
                                          January 31, 1998     Adjustments    January 31, 1998
                                          ----------------     -----------    ----------------
Total revenue                                    $201,623                            $ 201,623
Total cost of merchandise sold,
     operating expenses, and depreciation                               (1)(3)
     and amortization and other income                                  (4)(5)
     (expense)                                   (212,577)         $470 (6)(7)        (212,107)
                                          ----------------                    ----------------
Loss from operations before reorganization
     expenses, fresh-start revaluation and
     extraordinary item                           (10,954)                             (10,484)
                                          ----------------                    ----------------
Reorganization expenses                            (5,995)          5,995 (2)                -
Fresh-start revaluation                            70,495         (70,495)(8)                -
                                          ----------------                    ----------------
Income (loss) before extraordinary
     item                                          53,546                              (10,484)
Extraordinary item                                 69,158         (69,158)(8)                -
                                          ----------------     -----------    ----------------
Net income (loss)                                $122,704        (133,188)            $(10,484)
                                          ----------------     -----------    ----------------
                                          ----------------     -----------    ----------------
Basic and diluted earnings (loss)
     per share                                      $6.86                               $(0.59)
                                          ----------------                    ----------------
                                          ----------------                    ----------------

The unaudited pro forma statement of operations has been adjusted to reflect the following:

1) An increase in depreciation and amortization expense of approximately $1.0 million due to the change in the fair value of identifiable assets, property and equipment and leasehold interests.
2) The elimination of approximately $6.0 million in reorganization costs.
3) The elimination of approximately $0.4 million for amortization of excess of cost over net assets acquired.
4) The elimination of approximately $0.7 million for amortization of deferred financing fees associated with outstanding warrants to purchase Old Common Stock which were canceled on the Plan Effective Date.
5) The amortization of approximately $0.5 million in facility fees in respect of the working capital facility

6) The reduction in rent expense of approximately $0.2 million for several stores where the landlord has agreed to concessions upon assumption of the lease.
7) An increase in interest expense of $0.1 million associated with debt arising from deferred priority tax claims and deferred cure payments
8) The elimination of Fresh-Start Reporting adjustments totaling approximately $70.5 million and extraordinary item - gain on debt discharge of $69.2 million.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FRESH-START REPORTING

The Company adopted SOP 90-7, or Fresh-Start Reporting, for financial reporting purposes as of January 31, 1998. Under Fresh-Start Reporting, the Company's assets and liabilities were adjusted to reflect their fair values at the Plan Effective Date (See Note 2.)

CONSOLIDATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. All subsidiaries of the Company are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation.

CHANGE IN FISCAL YEAR

On March 9, 1995, the Company elected to change its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31 to enhance the comparability of the Company's results of operations with other apparel retailers.

CASH EQUIVALENTS

The Company considers all short term investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (using the retail last-in, first-out ("LIFO") method) or net realizable value.

As part of Fresh-Start Reporting (See Note 2), the LIFO reserve was written off and the base year inventory was restated to the January 31, 1998 value.

The carrying value of the Company's inventories as of February 1, 1997 and February 3, 1996 exceeded the weighted average cost of inventories by $1.8 million and $2.1 million, respectively.

RESTRICTED CASH AND DEPOSITS

Current restricted cash and deposits include amounts deposited in restricted operating accounts for the purpose of ensuring payment of employee payroll, utilities, and certain taxes, including retail sales taxes. Noncurrent restricted cash and deposits include $1.0 million as of January 31, 1998 and $1.0 million as of February 1, 1997 held as a deposit by the Company's buying service for the annual usage of international letters of credit.

PROPERTY AND EQUIPMENT

The Company's adoption of Fresh-Start Reporting as of January 31, 1998, required property and equipment to be adjusted to fair value. In prior periods, property and equipment was recorded at cost less accumulated depreciation. The adoption of Fresh-Start Reporting did not result in any material change in the remaining useful lives of the Company's property and equipment.

Depreciation is determined using the remaining useful lives based on the following original useful lives: buildings and improvements, 10-40 years; furniture, fixtures and equipment, 3-10 years; and leasehold improvements and property under capital leases, life of lease or useful life if shorter. Depreciation is computed using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for income tax purposes.

Upon sale or retirement of property and equipment, the related cost (or restated value) and accumulated depreciation are removed from the accounts of the Company and any gain or loss is reflected in the consolidated financial statements in the period the sale or retirement occurred. Maintenance and repair costs are expensed as incurred. Expenditures for renewals and improvements are generally capitalized.

Software development costs incurred in connection with significant upgrades of management information systems are capitalized. Amortization of capitalized software development costs begins when the related software is placed in service using the straight-line method over estimated useful lives of three to five years.

LEASEHOLD INTERESTS

The excess of the fair rental value of leased facilities under operating leases over the respective contractual rents was recorded as an asset at its discounted net present value and is being amortized on a straight-line basis over the respective remaining lease terms.

During Fiscal 1996, the Company wrote off approximately $0.6 million of leasehold interests due to the adoption of SFAS No. 121 (defined below).

The accumulated amortization of leasehold interests approximated $1.7 million and $1.4 million at February 1, 1997 and February 3, 1996, respectively. The adoption of Fresh-Start Reporting did not result in any significant change in the remaining useful lives of the Company's leasehold interests. (See Note 2.)

IMPAIRMENT OF LONG-LIVED ASSETS

During the 52 weeks ended February 1, 1997 ("Fiscal 1996"), the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.

With the adoption of SFAS No. 121, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level as individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows at a rate commensurate with the Company's borrowing rate.

During Fiscal 1996, the Company recognized a non-cash impairment loss of $4.2 million. Of the total impairment loss, $2.3 million represented impairment of property and equipment, $1.3 million related to excess of cost over net assets acquired and $0.6 million pertained to leasehold interests. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

EXCESS OF COST OVER NET ASSETS ACQUIRED

At January 31, 1998, the excess of cost over net assets acquired, net of accumulated amortization of $11.3 million was written off under Fresh-Start Reporting. Prior to the Plan Effective Date, the excess of cost over the fair value of net assets acquired was being amortized on a straight-line basis over 40 years. The accumulated amortization approximated $1.4 million and $1.2 million at February 1, 1997 and February 3, 1996, respectively.

During Fiscal 1996, the Company wrote off approximately $1.3 million of the excess of cost over net assets acquired due to the adoption of SFAS No. 121.

DEFERRED FINANCING COSTS

Costs incurred in connection with the issuance of the Company's debt were amortized using the effective interest method over the term of the related indebtedness. In connection with an amendment to the Company's 10-1/4% Senior Subordinated Notes due 1999 (the "10 1/4% Notes") in June 1994, the Company issued Warrants (the "1994 Warrants") initially to purchase up to an aggregate of approximately 2.0 million shares of Old Common Stock to the holders of the 10-1/4% Notes. The issuance of the 1994 Warrants resulted in an increase of $2.2 million in deferred financing costs and additional paid-in capital.

At January 31, 1998, deferred financing costs, net of accumulated amortization of $1.3 million related to the 10-1/4% Notes and 1994 Warrants was written off and included in the gain on debt discharge. The accumulated amortization of deferred financing costs approximated $2.8 million and $2.1 million at February 1, 1997 and February 3, 1996, respectively.

Financing costs incurred by the Company in connection with the BankBoston Facility are amortized using the effective interest method over the term of the related indebtedness. These costs are included in prepaid expenses and other (current) and other assets (noncurrent).

ADVERTISING COSTS

The Company expenses the production costs of advertising as the associated advertisement is run. Advertising expense approximated $13.2 million, $13.0 million and $12.6 million during the 52 weeks ended January 31, 1998 ("Fiscal 1997"), Fiscal 1996, and the 53 weeks ended February 3, 1996 ("Fiscal 1995"), respectively.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 130.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for a Company's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and requires the restatement of comparative information for earlier periods. Management is currently evaluating the requirements of SFAS No. 131.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87, Employers' Accounting for Pensions (SFAS No. 87), SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Management is currently evaluating the requirements of SFAS 132 and will adopt the standard during the 52 weeks ending January 30, 1999 ("Fiscal 1998").

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 4 - EARNINGS (LOSS)  PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" beginning with its fourth quarter of Fiscal 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Options to purchase 1.6 million shares of Common Stock in Fiscal 1997 were not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the Common Stock. (See Note 12.) Options to purchase 0.3 million shares and
0.4 million shares of common stock, with an exercise price of $0.01 per share, were not included in Fiscal 1996 and Fiscal 1995, respectively, as they were antidilutive.

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The weighted average number of shares outstanding for both basic and diluted calculations was 17,875,602, 17,899,906, and 17,893,675 for Fiscal 1997, Fiscal 1996, and Fiscal 1995,
respectively.



Earnings (Loss) per Common Share                              Fiscal 1997    Fiscal 1996    Fiscal 1995
                                                              -----------   ------------   -------------
Basic and diluted earnings (loss) per common share
     Income (loss) from operations before extraordinary item     $3.00         $(0.97)       $(1.39)
     Extraordinary item - gain on debt discharge                 $3.86              -             -
     Net income (loss)                                           $6.86         $(0.97)       $(1.39)


Shares Used in Computing Earnings (Loss) per Common Share     Fiscal 1997    Fiscal 1996    Fiscal 1995
                                                              -----------   ------------   -------------
                                                                          (in thousands)

Basic and Diluted                                                 17,876       17,900          17,894
                                                              -----------   ------------   -------------
                                                              -----------   ------------   -------------


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                              January 31,    February 1,
                                                 1998          1997
                                              -----------   -------------
                                                (dollars in thousands)
Buildings and equipment under capital leases   $20,314        $17,605
Buildings and improvements                       1,989          2,193
Leasehold improvements                          11,241         15,012
Furniture, fixtures, and equipment               7,625         16,699
Deferred software costs                          1,325          6,650
                                              -----------   -------------
                                                42,494         58,159
Less accumulated depreciation and amortization      (0)       (27,506)
                                              -----------   -------------
                                               $42,494        $30,653
                                              -----------   -------------
                                              -----------   -------------



The adoption of Fresh-Start Reporting did not result in any significant change in the remaining useful lives of the Company's property and equipment. (See
Note 2.)

During Fiscal 1996, the Company wrote off approximately $2.3 million of property and equipment due to the adoption of SFAS No. 121.

Accumulated amortization for buildings and equipment under capital leases approximated $5.8 million and $4.6 million at February 1, 1997 and February 3, 1996, respectively.

In December 1996, the Company closed a total of four stores located in Spokane, Washington, Twin Falls Idaho; Missoula, Montana and Hillsboro, Oregon. The net book value of furniture, fixtures and equipment associated with these four stores totaled $0.4 million as of February 1, 1997, and was included in the store closure reserve. (See Note 8.)

On February 8, 1996, the Company entered into a sale-leaseback transaction for the land and building at the Company's Alderwood store in Seattle, Washington. The proceeds of approximately $5.0 million were used to repay borrowings under the Company's bank credit facility. The Company concurrently entered into a 20-year lease agreement with the purchaser.

NOTE 6 - LEASES

All of the Company's stores are currently operated in facilities leased by the Company, except one which is operated in a building owned by the Company, subject to a ground lease, which expires in 2015. The Company also leases some of its equipment and its office facility. Generally, store leases provide for minimum rentals (which include payment of taxes and insurance in some cases) and contingent rentals (which are based upon a percentage of sales in excess of a stipulated minimum). The majority of lease agreements cover periods from 20 to 30 years, including three to six renewal options of five years each. Capital lease obligations were revalued under Fresh-Start Reporting. (Note 2.)

Operating lease rental expense is summarized as follows:


                             FISCAL      FISCAL    FISCAL
                              1997        1996      1995
                            --------     -------  -------
                                (dollars in thousands)
Minimum rentals               $6,307     $7,095    $7,300
Contingent rentals               616        660       496
Sublease rentals                (999)      (959)     (803)
                            --------     -------  -------
                              $5,924     $6,796    $6,993
                            --------     -------  -------
                            --------     -------  -------

The Company incurred capital lease contingent rental expense of approximately $0.1 million and received sublease rentals of approximately $0.4 million during each of Fiscal 1997, Fiscal 1996 and Fiscal 1995. Capital lease interest expense was $2.0 million, $2.1 million, and $2.0 million during Fiscal 1997, Fiscal 1996, and Fiscal 1995, respectively.

Future minimum rental payments under capital and operating leases assumed in accordance with the Plan are summarized as follows:


                                        CAPITAL     OPERATING
                                        LEASES       LEASES
                                        --------    ---------
                                       (dollars in thousands)
For the fiscal years ending:
           1999                           $2,943     $6,596
           2000                            2,958      5,890
           2001                            2,850      5,101
           2002                            2,792      4,743
           2003                            1,984      4,132
Thereafter                                11,891     21,475
                                        --------    ---------
Total minimum rental payments             25,418    $47,937
                                                    ---------
                                                    ---------
Less amounts representing interest        10,128
                                        --------
Present value of obligations             $15,290
                                        --------
                                        --------

In addition, the Company guarantees an operating lease of a third party that operates the Company's distribution center in Kent, Washington. The current lease expires in February 2001 with one renewal option for a term of three years. Minimum monthly lease payments guaranteed by the Company pursuant to such lease approximate $21,000 per month.

NOTE 7 - DEBT

REVOLVER AND TERM LOAN

The Company entered into the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated as of September 26, 1997 (the "Loan Agreement"), between the Company and BankBoston, pursuant to which BankBoston provides Lamonts with (i) a revolving line of credit (the "Revolver") with a maximum borrowing capacity of $32 million; and (ii) a term loan in the amount of $10 million (the "Term Loan"). The Term Loan is guaranteed by the Surety. Pursuant to, and on the terms and conditions set forth in the Loan Agreement, BankBoston is obligated to make loans and advances to Lamonts on a revolving basis, and to issue letters of credit to or for the account of Lamonts (with a sublimit for letters of credit of $3 million) in an aggregate outstanding amount (net of repayments) not to exceed the lesser of $32 million and a borrowing base approximately equal to

65% (subject to adjustment and reserves as specified in the Loan Agreement) of the book value of the Company's first quality finished goods inventory held for sale. The Term Loan was fully disbursed during the Chapter 11 case and no further amounts may be borrowed thereunder.

The Revolver will mature two years after the Plan Effective Date subject to earlier maturity (including, as a result of acceleration, mandatory prepayment or otherwise) of the Term Loan. The Term Loan will mature December 26, 1999, subject to earlier maturity (including, as a result of acceleration, mandatory prepayment or otherwise) of the Revolver. Lamonts will have the option to extend the maturity date of the Term Loan for two additional one-year periods (subject to earlier maturity upon maturity of the Revolver), on the terms and conditions set forth in the Loan Agreement and upon payment of a fee equal to approximately 5% of the outstanding amount of the Term Loan on the relevant extension date. There are no extension options in respect of the Revolver.

Lamonts is required to make principal payments on the Term Loan of $25,000 per month commencing on October 31, 1998. A substantial portion of the principal amount of the Term Loan is scheduled to be outstanding on the maturity date of the Term Loan.

Lamonts' borrowings under both the Revolver and the Term Loan bear interest at a floating rate of 1.50% above the annual interest rate announced from time to time by BankBoston as its "base rate" (the "Base Rate") or, at Lamonts' option, at 2.75% above the rate (fully adjusted for applicable reserve requirements) based on the rate offered dollar deposits in the interbank eurodollar market (the "Eurodollar Rate"). The rates are subject to adjustment on June 1, 1998, and annually thereafter, based upon Lamonts' financial results in accordance with the criteria set forth in the Loan Agreement. The default rate of interest under the Revolver is 3% above the Base Rate. The default rate of interest under the Term Loan prior to maturity is 7% above the non-default rate otherwise applicable, and after maturity is 7% above the non-default rate applicable to loans measured by the Base Rate. For Fiscal 1997 and Fiscal 1996, the weighted average interest rate for Base Rate loans was 10.0% and 9.75%, respectively, and the weighted average interest rate for Eurodollar Rate loans was 8.45% and 8.25%, respectively

A facility fee in respect of the Revolver in the amount of $336,000 was paid on the Plan Effective Date and an additional fee in the amount of $224,000 is payable on December 31, 1998. A letter of credit fee of 1.75% per annum will be charged quarterly in arrears based on the average daily maximum aggregate amount available to be drawn by beneficiaries under all outstanding letters of credit. A commitment fee in the amount of 0.5% per annum will be payable monthly in arrears based on the average daily unused amount of the maximum Revolver facility. Both the letter of credit fee and the commitment fee are subject to adjustment on June 1, 1998, and annually thereafter, based upon Lamonts' financial results in accordance with the criteria set forth in the Loan Agreement. In addition to a closing fee in the amount of $500,000 that Lamonts paid at the closing of the Term Loan on September 26, 1997, an additional closing fee in respect of the Term Loan, calculated at the rate of 5% per annum applied to the average daily principal balance of the Term Loan outstanding after September 26, 1998, is payable at the times and in the manner set forth in the Loan Agreement. If the options to extend the maturity date of the Term Loan are exercised, extension fees calculated at the rate of 5% per annum applied to the average daily principal balance of the Term Loan outstanding during the applicable extension period will be payable at the times and in the manner set forth in the Loan Agreement.

Advances by BankBoston under the BankBoston Facility are secured by all real and personal property, rights, and assets of Lamonts, including, without limitation, real estate leasehold interests, but excluding any proceeds of bankruptcy causes of action under sections 544 through 550 of the Bankruptcy Code and proceeds from a special account established for unpaid professional fees.

The BankBoston Facility required that, as of the Plan Effective Date, in partial exchange for the BankBoston administrative claim against the Company's Chapter 11 estate, and in consideration for the guaranty of the Term Loan, the Surety received (i) 228,639 Class C Warrants exercisable for the purchase of an aggregate of 3,429,588 shares of Common Stock, and (ii) 10 shares of Class B Common Stock, representing all of the authorized and outstanding Class B Common Stock. (See Note 12.)

The Loan Agreement contains, among others things, certain covenants restricting
(a) the incurrence of indebtedness, other than (i) indebtedness under the BankBoston Facility, (ii) current liabilities not incurred through the borrowing of money, (iii) indebtedness in respect of taxes or other governmental charges not yet due and payable or being contested in good faith by appropriate proceeding, (iv) scheduled indebtedness not contemplated as being discharged by the Plan, (v) certain purchase money indebtedness limited to 50% of permitted capital expenditures, and (vi) unsecured indebtedness in respect of the limited recourse arrangements under a contractual arrangement relating to the Company's charge card between the Company and Alliance Data Systems, limited to 50% of the amount of cardholders' bad debts; (b) the creation of liens, other than (i) liens securing the obligations under the BankBoston Facility, (ii) scheduled liens not contemplated as being discharged by the Plan, (iii) liens securing taxes or other governmental charges not yet due, (iv) deposits or pledges made in connection with social security obligations, (v) mechanics and similar liens less than 120 days old in respect of obligations not yet due, (vi) immaterial easements and similar encumbrances, (vii) statutory or common law landlord's liens, and (viii) purchase money security interests to the extent the indebtedness is permitted under the Loan Agreement; (c) the payment of dividends, other than (i) dividends payable solely in shares of Common Stock,
(ii) distributions by a wholly-owned subsidiary of the Company to the Company and, (iii) dividends and/or distributions contemplated by the Plan; (d) mergers, consolidations or dispositions of assets, other than (i) sales of inventory in the ordinary course, (ii) dispositions of leasehold improvements in connection with permitted store closures, and (iii) dispositions of obsolete fixtures and equipment not to exceed $100,000 in any 12 month period; (e) guarantees with respect to indebtedness of other persons, other than the guarantee of lease payments in respect of the Company's distribution center in Kent, Washington; and (f) capital expenditures, other than capital expenditures of $2,500,000, $6,500,000, $5,500,000 and $1,000,000 for Fiscal
1997, Fiscal 1998, Fiscal 1999 and the period from February 6, 2000 to
February 27, 2000, respectively. In addition to the foregoing, the Company is required to maintain certain inventory levels within a range of minimum and maximum book values and a debt service coverage ratio, in each case measured on a quarterly basis as set forth in the Loan Agreement. The
Company is currently in compliance with all such covenants.

Any necessary waivers of or amendments to such covenants require, with certain exceptions specified in the BankBoston Facility, the concurrence of both BankBoston and the Surety. The Loan Agreement contains customary Events of Default for credit facilities of its type. The Surety has the right, under specified circumstances after a default, to direct BankBoston to declare Lamonts' obligations under the BankBoston Facility immediately due and payable and to cause the exercise of certain of BankBoston's rights and remedies under the Loan Agreement.

As of January 31, 1998, the Company had $19.0 million of borrowings outstanding under the Revolver (with additional borrowing capacity thereunder of $4.3 million) and $10.0 million outstanding under the Term Loan.

To hedge the interest rate exposure from variable rate loans under the BankBoston Facility, on March 24, 1998, the Company entered into a forward interest rate swap letter agreement ("Swap Agreement") with BankBoston. The Swap Agreement is for a fixed rate of 5.73% plus the margin from time to time applicable to the Eurodollar Loans on a notional amount of $20 million for a period of two years beginning March 25, 1998. BankBoston has the right to terminate the Swap Agreement on March 23, 1999 upon five days prior notice.

CERTAIN DEFERRED PRIORITY TAX OBLIGATIONS

Deferred priority tax obligations consist of $0.7 million (of which approximately $0.3 million is included in current maturities of long-term debt) in tax claims which were entitled to priority under the Bankruptcy Code. The holders of these certain deferred priority tax claims will receive deferred cash payments in principal amounts equal in the aggregate to the amount of such claims over a period not exceeding six years from the date of assessment of the tax on which the claim is based. The deferred cash payments are payable in quarterly installments beginning April 30, 1998 through October 31, 2000, together with interest at the prevailing statutory rates.

DEFERRED CURE PAYMENTS

Certain landlords agreed to accept approximately $0.2 million (of which approximately $0.1 million is included in current maturities of long-term debt) of deferred cure payments of lease arrearages required under the Plan subsequent to the Plan Effective Date. The deferred cash payments, including principal plus simple interest at the rate of 8% per annum, will be paid in equal principal amounts beginning January 31, 1998 through October 31, 2000.

Maturities of long-term debt obligations are as follows:


           For fiscal years ending:             (dollars in thousands)
                   1999                              $   403
                   2000                               10,253
                   2001                                  283
                                                     -------
                                                     $10,939
                                                     -------
                                                     -------


LETTERS OF CREDIT

At January 31, 1998, the Company had no outstanding trade or stand-by letters of credit.

NOTE 8 - STORE CLOSURE COSTS

In January 1996, the Company received permission from the Bankruptcy Court to close an underperforming store and the Company conducted a going-out-of-business sale at this store through March 1996. The Company owned the building subject to a ground lease and attempted to market the building. The Company was unable to sell the building and, as a result, ownership of the building reverted to the owner of the underlying land. The write-off of the net book value of the building and leasehold improvements was included in the $3.0 million charge to reorganization expense recorded in Fiscal 1995 in connection with the closure of this store. In October 1996, the Company received approval by the Court to close four additional underperforming stores. The Company conducted going-out-of-business sales at those stores through December 1996. During Fiscal 1996, $3.1 million was charged to reorganization expense in connection with the closure of these stores. There were no store closure costs in Fiscal 1997. Store closure costs for Fiscal 1996 and Fiscal 1995 are as follows:


                                               STORE CLOSURE COSTS
                                              ---------------------
                                              FISCAL        FISCAL
                                               1996         1995
                                              ---------    --------
                                              (dollars in thousands)
Write-off of property and equipment, net of
 obligations under capital leases              $    -       $2,362
Adjustments to inventory carrying values        1,866          450
Lease termination costs                         1,036            -
Other                                             186          238
                                               $3,088       $3,050
                                              ---------    --------
Amounts charged to reserve                     $5,292       $3,247
                                              ---------    --------
                                              ---------    --------

Revenues associated with the closed stores totaled $13.9 million and $16.1 million in Fiscal 1996 and Fiscal 1995, respectively. Operating income (losses) incurred from these stores, excluding the allocation of corporate expenses, interest and reorganization expenses, were $1.4 million and $(0.9) million in Fiscal 1996 and Fiscal 1995, respectively.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities using applicable enacted tax rates.

The Company has recorded a valuation allowance against net deferred tax assets as the Company could not conclude that it was more likely than not that the tax benefits from temporary differences and net operating loss carryforwards would be realized. In subsequent periods, the Company may reduce the valuation allowance, provided that the possibility of utilization of the deferred tax assets is more likely than not. As defined by SFAS No. 109, any such reduction in the valuation allowance in the near future will result in a corresponding addition to paid-in-capital.

Significant components of the Company's deferred income tax assets and liabilities are as follows:


                                      JANUARY 31,   FEBRUARY 1,
                                         1998         1997
                                      -----------   -----------
                                       (dollars in thousands)
Deferred income tax assets:
 Net operating loss carryovers           $13,909     $34,366
 Accrued payroll and related costs         1,190         954
 Leasehold interests                         889       2,667
 Store closure expenses                    4,731       5,209
 Other                                     2,043       2,418
 Valuation allowance                     (20,716)    (44,448)
                                      -----------   -----------
Total deferred income tax assets           2,046       1,166
                                      -----------   -----------
Deferred income tax liabilities:
 Inventory                                 (576)       (228)
 Property and equipment                  (1,470)       (938)
                                      -----------   -----------
Total deferred income tax liabilities    (2,046)     (1,166)
                                      -----------   -----------
Net deferred income taxes                    $0          $0
                                      -----------   -----------
                                      -----------   -----------

As of January 31, 1998, the Company had $40.9 million and $32.4 million of regular tax and alternative minimum tax Net Operating Losses ("NOL"), respectively, which will expire in years 2005 through 2013, and may be limited under section 382, as discussed below.

The Company underwent an ownership change in reorganization under Chapter 11 which was approved by the Bankruptcy Court on December 18, 1997. Section 382 of the Internal Revenue Code limits the use of NOLs when an ownership change occurs. The annual limitation under section 382 with respect to such ownership change could significantly limit the Company's ability to use it NOLs to offset future taxable income. Section 382(l)(5) provides a more favorable treatment as to the future utilization of NOLs for a corporation that is in a Title 11 case when the ownership change occurs.

Under section 382(l)(5), if the Company experiences another ownership change within two years of the first ownership change date, the Company will lose its NOL carryforwards thereafter. For section 382 purposes, the Company would experience an ownership change if one or more 5% shareholders increase their interests in the aggregate by more than 50% of the total of the Company's Common Stock.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the following assumptions were used by management of the Company in estimating its fair value disclosures for the Company's financial instruments:

CASH AND RESTRICTED CASH

The carrying amount for cash approximates fair value because of the short maturity of amounts therein.

REVOLVER AND TERM LOAN

The fair value is estimated based on current rates offered for similar debt.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER

The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of the Company, but, if decided adversely to the Company, could have a material effect upon the Company's operating results during the period in which the litigation is resolved.

In March 1995, the Company brought an action against one of its landlords, Hickel Investment Company ("Hickel"), to recover overpayments of common area maintenance and other charges made to Hickel. On February 20, 1998, the United States District Court for the District of Alaska entered a final judgment against Hickel for an amount in excess of $1.8 million. Hickel has since appealed the judgment and posted a bond in the amount of $2.1 million to obtain a stay pending appeal. There can be no assurance that the Company will be successful on such appeal. As a result, no amounts related to this judgment have been recorded in the consolidated financial statements.

CREDIT CARD PLAN AGREEMENT

The Company's proprietary charge card, administered and owned by Alliance Data Systems ("ADS") (which purchased the charge accounts from National City Bank of Columbus), provides for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Through a contractual arrangement, as amended (the "Alliance Agreement"), ADS owns the receivables generated from purchases made by customers using the Lamonts charge card.

The Alliance Agreement provides that the Company will be charged a discount fee of 1.95% of Net Sales, as that term is defined in the Alliance Agreement. Additionally, the Alliance Agreement provides for a supplemental discount fee equal to one-tenth of one percent (0.1%) of Net Sales for each one million dollar increment that Net Sales for a subject year are less than $48.0 million (the "Minimum Level") up to a maximum fee of 3% of the Net Sales for the subject year. ADS waived the supplemental discount fee for Fiscal 1997. In the event of store closures, the Alliance Agreement provides that the Minimum Level may be decreased. Additionally, as of March 1, 1996, the Company is no longer responsible for any net bad debt expense. The Alliance Agreement may be terminated by either party after June 22, 1999 upon 180 days prior written notice. The Company paid National City Bank of Columbus and ADS $0.1 million for bad debt expense and $0.9 million in fees during Fiscal 1996. In Fiscal 1997, discount fees totaled approximately $0.9 million.

YEAR 2000

The Company has established a compliance program to modify or replace existing information technology systems so that such systems will not generate invalid or incorrect results in connection with processing year dates for the year 2000 and later years. The Company believes that it will achieve Year 2000 compliance by the middle of the 52 weeks ending January 29, 2000 ("Fiscal 1999") and does not currently anticipate any material disruption in its operations as a result of any failure by the Company to achieve compliance. The Company spent approximately $324,000 in Fiscal 1997 and estimates it will spend approximately $500,000 during Fiscal 1998 and $150,000 in Fiscal 1999 to make its computer systems Year 2000 compliant.

Additionally, suppliers of the Company and other third parties exchange information with the Company or rely on the Company's merchandising systems for certain sales and stock information. The Company currently does not have any information concerning the compliance status of its suppliers or such other third parties. However, because third-party failures could have a material adverse impact on the Company's ability to conduct business, confirmations are being requested from the Company's major suppliers to certify that plans are being developed to address the Year 2000 issues.

NOTE 12 - STOCKHOLDERS' EQUITY

As provided under the Plan, the authorized capital stock of the Company is 50,000,000 shares and consists of 39,999,990 shares of Common Stock, 10 shares of Class B Common Stock, and 10,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock").

All equity interests existing immediately prior to consummation of the Plan were canceled pursuant to the Plan, and the accumulated deficit relating to such equity interests was eliminated under Fresh-Start Reporting.

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

Subject to the rights of holders of Preferred Stock, if any, the holders of shares of Common Stock are entitled to dividends when, as and if declared by the Board of Directors from funds legally available therefor and, upon liquidation, to a pro rata share in any distribution to stockholders. The Company does not anticipate declaring or paying any dividends on the Common Stock in the foreseeable future.

CLASS B COMMON STOCK

Except as set forth in the following paragraphs, the holders of Class B Common Stock shall enjoy the same rights, privileges and preferences and be subject to the same restrictions as the holders of the Common Stock.

Upon the affirmative vote of not less than three-fourths of the then outstanding shares of the Class B Common Stock, (a) during the continuance of any event described in Section 11(b) of the Loan Agreement (each, an "Event of Default"), including, without limitation, nonpayment of principal and/or interest, covenant defaults, breach of representations and warranties and certain events of bankruptcy, in each case subject to applicable notice and cure periods, and/or (b) upon acceleration of any of the loans under the Loan Agreement and until such acceleration is rescinded or all amounts due under such accelerated loan are paid in full, the Company shall (i) file a voluntary petition under Chapter 11 of the Bankruptcy Code and (ii) oppose any motion to dismiss the resulting bankruptcy case. Such right of the holders of the Class B Common Stock will terminate upon satisfaction in full of all of the Company's obligations in respect of the Term Loan, whereupon each share of Class B Common Stock will automatically convert into one share of Common Stock. Such right of the holders of the Class B Common Stock shall be coextensive with the right of the Board of Directors at any time to cause such a filing to occur, and such right shall not restrict the ability of the Board of Directors to otherwise cause the Company to file a voluntary petition under the Bankruptcy Code or to oppose any motion to dismiss any bankruptcy case. Subject to certain exceptions set forth in the Company's Second Restated Certificate of Incorporation, shares of Class B Common Stock are non-transferable.

As required under the BankBoston Facility, in consideration of the Surety's guaranty of the Term Loan, the Surety was issued on the Plan Effective Date, 10 shares of the Class B Common Stock representing all of the authorized and outstanding Class B Common Stock.

PREFERRED STOCK

The Second Restated Certificate of Incorporation of the Company provides for the issuance of 10 million shares of Preferred Stock. The Preferred Stock may be issued in one or more classes or series, and the Board of Directors is authorized to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof. Because the Board of Directors has the power to establish the preferences and rights attributable to the Preferred Stock, it may afford the holders of any Preferred Stock preferences, powers and rights (including voting rights) senior to the rights of the holders of Common Stock. No shares of Preferred Stock are currently outstanding.

WARRANTS

Pursuant to the Plan, all outstanding warrants to purchase Old Common Stock were rejected as of the Plan Effective Date.

CLASS A WARRANTS AND CLASS B WARRANTS

Class A Warrants to purchase an aggregate of 2,203,320 shares of Common Stock and Class B Warrants to purchase an aggregate of 800,237 shares of Common Stock have been or will be issued by the Company in accordance with the Plan pursuant to a Warrant Agreement (the "Class A/B Warrant Agreement") entered into between the Company and Norwest Bank Minnesota, N.A., as Warrant Agent named therein. The Class A Warrants are exercisable, in whole or in part, on the first date on which the Aggregate Equity Trading Value (as defined below) equals or exceeds $20 million and, if not previously exercised, expire on the tenth anniversary of the Plan Effective Date. The Class B Warrants are exercisable, in whole or in part, on the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million and, if not previously exercised, expire on the tenth anniversary of the Plan Effective Date. The exercise price for the Class A Warrants and the Class B Warrants is $.01 per share. The number and type of securities issuable upon exercise of the Class A Warrants and the Class B Warrants and the exercise price payable upon exercise thereof are subject to customary antidilution protection as described in the Class A/B Warrant Agreement.

"Aggregate Equity Trading Value" means, as of any date, the product of (a) either (i) if the Common Stock is listed on any national securities exchange or quoted on a national quotation system, the average of the daily closing prices of the Common Stock for the five (5) trading days immediately preceding such date, or (ii) if the Common Stock is not so listed or quoted, the fair market value per share of the Common Stock determined in good faith by the Company's Board of Directors as of a date within 30 days of such date, multiplied by (b) the total number of issued and outstanding shares of Common Stock as of such date (assuming for purposes of determining such number of shares the exercise in full of all in-the-money options outstanding on such date to purchase shares of Common Stock and the exercise of all Class B Warrants which are exercisable as of such date).

CLASS C WARRANTS

254,043 Class C Warrants to purchase an aggregate of 3,810,645 shares of Common Stock were issued by the Company in accordance with the Plan pursuant to one or more Warrant Agreements (collectively, the "Class C Warrant Agreements") entered into between the Company and the initial holders of the Class C Warrants, and were distributed as follows: (i) 228,639 Class C Warrants to purchase an aggregate of 3,429,585 shares of Common Stock were distributed to the Surety as required under the BankBoston Facility and in consideration of the Surety's guaranty of the Term Loan and in partial exchange for the Surety's administrative claim against the Company's Chapter 11 estate; and (ii) 25,404 Class C Warrants to purchase an aggregate of 381,060 shares of Common Stock were distributed to the holders of Stock Options. The Class C Warrants are exercisable, in whole or in part, as follows: (a) at any time after the date of issuance thereof and until the fourth anniversary of the Plan Effective Date, the Class C Warrants are exercisable for an aggregate of 3,556,602 shares of Common Stock at an exercise price of $1.25 per share; and (b) at any time after the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million and until the tenth anniversary of the Plan Effective Date, the Class C Warrants are exercisable for an aggregate of 254,043 additional shares of Common Stock at an exercise price of $.01 per share; provided that the portion of each Class C Warrant otherwise exercisable after the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million shall not be exercisable by any holder thereof unless such holder has exercised in full such holder's portion of such Class C Warrant that is immediately exercisable upon the issuance thereof. The number and type of securities issuable upon exercise of the Class C Warrants are subject to customary antidilution protection as described in the Class C Warrant Agreements.

GORDIAN WARRANTS

As part of the compensation to Gordian for investment banking services rendered to the Company during the Company's Chapter 11 case, Gordian will be issued, on the 120th calendar day following the Plan Effective Date, the Gordian Warrants to purchase an aggregate number of shares of Common Stock equal to 200,000 divided by the Normalized Share Price (as defined below). The Gordian Warrants are immediately exercisable upon issuance thereof and, if not previously exercised, expire five (5) years from their issuance date. The exercise price for the Gordian Warrants is the Normalized Share Price per share. The "Normalized Share Price" is equal to the average of the "Closing Prices" of the Common Stock for the 45 trading days commencing on the 45th calendar day next following the Plan Effective Date.
For purposes of determining the Normalized Share Price, the Closing Price means (i) the closing sales price per share on the national securities exchange on which the Common Stock is principally traded, or (ii) if the shares are then traded in an over-the-counter market, the average of the closing bid and asked prices on such market, or (iii) if the shares are not then traded on a national securities exchange or in an over-the-counter market, then such value as the Board of Directors of the Company shall in good faith reasonably determine. If Gordian disagrees with such determination, then an investment banking firm shall be mutually agreed upon, engaged and compensated by the Company for a definitive determination of the Normalized Share Price.

STOCK OPTIONS

The Stock Options granted pursuant to the Plan are exercisable for the purchase of 1,333,728 shares of Common Stock and consist of: (i) options exercisable for the purchase of 1,000,000 shares of Common Stock with an exercise price of $1.00 per share ("Base Options"); (ii) to prevent dilution resulting from the issuance of the Class A Warrants, options exercisable for the purchase of an additional 244,813 shares of Common Stock with an exercise price of $0.01 per share, exercisable only on or after the date on which the Class A Warrants become exercisable ("Protective A Options"); and (iii) to prevent dilution resulting from the issuance of the Class B Warrants, options exercisable for the purchase of an additional 88,915 shares of Common Stock with an exercise price of $0.01 per share, exercisable only on or after the date on which the Class B Warrants become exercisable ("Protective B Options" and, together with Protection A Options, the "Protective Options"). In addition, to prevent dilution resulting from the issuance of the Class C Warrants to the Surety, holders of Stock Options have been or will be issued, on a pro rata basis and with the same vesting schedule as each holder's respective Stock Options, Class C Warrants exercisable for the purchase of an aggregate of 381,060 shares of Common Stock (355,656 shares with an exercise price of $1.25 per share and 25,404 shares with an exercise price of $.01 per share).

The number of Protective Options that may be exercised by any holder shall bear the same proportion (based on the total number of Protective Options granted to such holder) to the number of Base Options that have been exercised by such holder (based on the total number of Base Options granted to such holder).

The Stock Options and the Class C Warrants are subject to adjustment to prevent dilution upon the occurrence of certain specified events, excluding exercise of the Stock Options, the Class A Warrants, the Class B Warrants, the Class C Warrants, or the Gordian Warrants. The Stock Options granted on January 31, 1998 have a term of 10 years and vest as follows: 50% on the date of grant; and 25% on each anniversary of the date of grant. The Stock Options are governed by the Lamonts Apparel, Inc. 1998 Stock Option Plan (the "Stock Option Plan"), and the Class C Warrants issued in conjunction therewith are governed by a warrant agreement in substantially the form of the Class C Warrant Agreement between the Company and the Surety.

Under the terms of the Stock Option Plan, the Company has available, in addition to the shares of Common Stock reserved for issuance upon exercise of the Stock Options granted on the Plan Effective Date, an additional 375,000 shares (subject to adjustment to prevent dilution upon certain events, excluding any exercise of Class A Warrants, Class B Warrants, Class C Warrants, or Stock Options) of Common Stock for possible grants of additional stock options from time to time after the Plan Effective Date if, and to the extent, a committee appointed by the Board of Directors ("Compensation Committee"), may determine that such additional grants would be in the best interest of the Company. On February 26, 1998, the Compensation Committee reserved 335,500 of the 375,000 shares of Common Stock available for issuance upon exercise of Stock Options granted by the Compensation Committee on such date to the certain executive officers of the Company, the disinterested members of the Board, and certain other senior and middle level managers of the Company. Such Stock Options have a per share exercise price of $1.00, a term of 10 years and vest as follows: 25% on the date of grant; and 25% on each annual anniversary of the date of grant.

The following summarizes the Stock Options granted under the Stock Option Plan during Fiscal 1997:


Granted                       1,333,728
Exercised                             0
                              ---------
Balance, January 31, 1998     1,333,728
                              ---------
                              ---------

The Company has elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee options is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated financial statements.

Pro forma information regarding net income and earnings per share is required SFAS No. 123. This information is required to be determined as if the Company has accounted for its employee stock options granted subsequent to January 31, 1995, under the fair value method of that statement.

The fair value of the options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for Fiscal 1997: risk free interest rate of 5.7%; a stock price volatility factor of 45%; and expected option life of 10 years following vesting; and no dividend during the expected term.

For purposes of pro forma disclosures required by SFAS No. 123, the Company's income and earnings per share ("EPS") would have reflected compensation cost determined based on the estimated fair value of the options at the date of grant. There are no pro forma adjustments for Fiscal 1996 and Fiscal 1995 because no options were granted during these periods. The Company's pro forma information is as follows:

Pro Forma Income and EPS from Operations Before Extraordinary Item:


                                                                       Fiscal 1997
                                                                   ----------------------
                                                                   (dollars in thousands
                                                                     except share data)
Income from operations before extraordinary item:
     As reported                                                           $53,546
     Pro forma net income                                                  $52,952
Basic and Diluted EPS from operations before extraordinary item:
     As reported                                                             $3.00
     Pro forma net income per share                                          $2.96


1992 STOCK OPTION PLAN

Pursuant to the Plan, the Company's previous Nonstatutory Stock Option Plan (the "1992 Stock Option Plan") and all employee stock options outstanding under the 1992 Stock Option Plan were rejected on the Plan Effective Date. The following table summarizes the 1992 Stock Option Plan activity prior to the Effective
Date:


                              NUMBER OF
                               OPTIONS
                              --------
Balance, January 28, 1995     374,740
  Granted                           0
  Exercised                   (11,774)
  Canceled                    (43,902)
                              --------
Balance, February 3, 1996     319,064

  Granted                           0
  Exercised                      (504)
  Canceled                    (43,109)
                              --------
Balance, February 1, 1997     275,451

  Rejection of options       (275,451)
                              --------
Balance, January 31, 1998           0
                              --------
                              --------


NOTE 13 - RELATED PARTY TRANSACTIONS

In connection with a recapitalization of the Company in October 1992 (the "Recapitalization"), pursuant to which, among other things, the Company issued an aggregate of $75 million in principal amount of its Old 10-1/4% Notes, certain of the Company's post-Recapitalization stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the Old Common Stock outstanding immediately following the Recapitalization, entered into that certain Voting Agreement dated as of October 30, 1992 (the "Voting Agreement"). The Voting Agreement provided, among other things, that (i) Apollo Retail Partners ("ARP"), a holder of greater than 5% of the Old Common Stock, could designate six persons to the Board of Directors, and (ii) a majority of certain former holders of the Company's 13-1/2% Senior Subordinated Notes which were due February 1995 (the "Old 13-1/2% Notes"), which notes were exchanged for Old Common Stock pursuant to the Recapitalization, could designate two persons to the Board of Directors. Lamonts' obligations under the Voting Agreement were rejected as of the Plan Effective Date.

In connection with the Recapitalization, the parties to the agreement effecting the Recapitalization (and/or their permitted assignees) entered into an equity registration rights agreement and a debt registration rights agreement. Under certain circumstances, the holders of at least 10% of the aggregate principal amount of the then outstanding Securities (as defined therein) covered by such agreements could exercise up to two demand registrations with respect to such Securities. The Company was required to pay all expenses (other than underwriting discounts and commissions) in connection with all such registrations. The agreements also provided for certain piggyback registration rights. The Old Common Stock held by ARP and Morgens Waterfall Vintiadis & Company, Inc. ("Morgens"), a holder of greater than 5% of the Old Common Stock, was covered by the equity registration rights agreement pursuant to its terms. These agreements were rejected as of the Plan Effective Date.

As a holder of Old Common Stock, ARP received 76,951 shares of Common Stock and 38,475 Class B Warrants under the Plan based on the amount of shares of Old Common Stock beneficially owned by ARP. All of the Old Common Stock beneficially owned by ARP was canceled on the Plan Effective Date.

As holders of Old Common Stock, certain affiliates of Morgens received 16,568 shares of Common Stock and 8,285 Class B Warrants under the Plan based on the amount of Old Common Stock beneficially owned by Morgens as reflected in the
Schedule 13D filed by Morgens on February 13, 1998. All of the Old Common Stock beneficially owned by Morgens was canceled on the Plan Effective Date.

As a holder of Old Common Stock and of Old 10-1/4% Notes, Executive Life Insurance Company of New York ("ELICNY"), a holder of greater than 5% of the Old Common Stock, received 347,074 shares of Common Stock, 209,426 Class A Warrants and 71,577 Class B Warrants pursuant to the first two distributions under the Plan. ELICNY may receive additional shares of Common Stock, Class A Warrants and Class B Warrants following the resolution of pending claims filed against the Company during its Chapter 11 case. All of the Old 10-1/4% Notes and the Old Common Stock beneficially owned by ELICNY were canceled on the Plan Effective Date.

As a holder of Old Common Stock and of Old 10-1/4% Notes, certain investment companies and accounts indirectly controlled by FMR Corp. (collectively "Fidelity") received 2,925,142 shares of Common Stock, 1,810,380 Class A Warrants and 581,184 Class B Warrants pursuant to the first two distributions under the Plan. Fidelity may receive additional shares of Common Stock, Class A Warrants and Class B Warrants following resolution of pending claims filed against the Company during its Chapter 11 case. All of the Old 10-1/4% Notes and the Old Common Stock beneficially owned by Fidelity were canceled on the Plan Effective Date.

As required by the BankBoston Facility and in partial exchange for its administrative claim, pursuant to the Plan, the Surety received (i) 228,639 Class C Warrants exercisable for the purchase of an aggregate of 3,429,585 shares of Common Stock and (ii) 10 shares of Class B Common Stock representing all of the authorized and outstanding Class B Common Stock.

In connection with the Plan, the Company entered into a Grant of Registration Rights in favor of Fidelity and the Surety, pursuant to which, and subject to certain exceptions, the Company has agreed to file and cause to remain effective a Registration Statement under the Securities Act of 1933, as amended, covering certain of the securities distributed under the Plan until no such securities are outstanding. The Company is required to pay all expenses (other than underwriting discounts and commissions) in connection with all such registrations. In addition, the agreement provides for certain "piggyback" registration rights. The Company is currently incurring liquidated damages of approximately $1,750 per week for failure by the Company to cause the Registration Statement to become effective within 45 days after the Plan Effective Date. The amount of such damages will double in the event such Registration Statement is not effective within 90 days after the Plan Effective Date.

NOTE 14 - BENEFIT PLANS

PENSION PLAN

On January 1, 1986, the Company established the Lamonts Apparel, Inc. Employees Retirement Trust (the "Pension Plan"). The Pension Plan is a noncontributory defined benefit pension plan for employees of the Company who are not eligible for pension benefits from another pension plan pursuant to collective bargaining agreements. Participant benefits are based on years of service and compensation during later years of employment. It is the Company's policy to make contributions to the Pension Plan in amounts which comply with the minimum regulatory funding requirements. On February 26, 1998, the Board approved an amendment to the Pension Plan which provides that, effective April 1, 1998, benefits under the Pension Plan will cease to accrue and prohibits the entry of any new participants. Participants that are not yet vested will continue to accrue vesting service after April 1, 1998.

The following table sets forth the Company's funded plan status and amounts recognized in the Company's consolidated balance sheets:


                                                               JANUARY 31,      FEBRUARY 1,        FEBRUARY 3,
                                                                   1998            1997               1996
                                                               -------------    -------------      -----------
                                                                   (dollars in thousands, except percents)
Actuarial present value of accumulated benefit obligations,
  Including vested benefits of $7,215, $5,345 and $5,462 at
  January 31, 1998, February 1, 1997, and February 3, 1996,
  respectively                                                        $7,428           $5,598           $5,651
                                                               -------------    -------------      -----------
                                                               -------------    -------------      -----------
Projected benefit obligation                                          $8,422           $6,513           $6,639
Pension Plan assets at value, primarily money market
  funds and guaranteed investment contracts                            6,528            6,045            5,143
                                                               -------------    -------------      -----------
Projected benefit obligation in excess of Pension Plan assets          1,894              468            1,496
Unrecognized net loss from past experience different
  from that assumed                                                       --             (347)          (1,238)
                                                               -------------    -------------      -----------
Accrued pension cost                                                   1,894              121              258
Charge to equity to recognize minimum liability                           --               --              250
                                                               -------------    -------------      -----------
Total accrued pension cost                                            $1,894             $121             $508
                                                               -------------    -------------      -----------
                                                               -------------    -------------      -----------
Discount rate                                                          7.00%            7.75%            7.25%
Rate of increase in future compensation levels                          3.5%             3.5%             3.5%
Expected long term rate of return on assets                             9.0%             9.0%             9.0%


Amounts charged to expense under the Pension Plan were as follows:

                                                          FISCAL        FISCAL     FISCAL
                                                           1997          1996       1995
                                                          -------       -------    ------
                                                                (dollars in thousands)
Service cost, benefits earned during the period           $ 336          $ 404     $ 414
Interest cost on projected benefit obligation               527            461       483
Actual return on assets                                    (777)          (635)     (883)
Other, including deferred recognition of asset gain         255            213       559
                                                          -----          -----     -----
Net pension cost                                          $ 341          $ 443     $ 573
                                                          -----          -----     -----
                                                          -----          -----     -----

During Fiscal 1995, a claim was filed against the Company by the Pension Benefit Guaranty Corporation ("PBGC") in the amount of $2.8 million based upon PBGC's assumption that one of the Company's qualified employee retirement plans would be terminated. The Company believes that even if the plan were terminated, unfunded plan benefit liabilities would not be material. The Company disputed the claim. PBGC withdrew its claim without prejudice.

LAMONTS 401(k) PLAN

The Lamonts Apparel, Inc. Tax Relief Investments Protection Plan, as amended and restated effective January 1, 1994 (the "401(k) Plan") provides participants the opportunity to elect to defer an amount from 1% to 15% of their compensation, in increments of 1%. Under the 401(k) Plan, the Company matches contributions equal to 50% of each participant's deferred pay contributions (such contribution not to exceed one percent of the participant's compensation). Effective April 1, 1998, the Company increased its matching contribution to 50% of the first 4% of each participant's deferred pay contributions. The Company contributed $0.12 million, $0.14 million, and $0.15 million during Fiscal 1997, Fiscal 1996, and Fiscal 1995, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                    Age   Position
----                    ---   --------
Alan R. Schlesinger      55   Chairman of the Board, President and Chief Executive Officer

Loren R. Rothschild      59   Vice Chairman of the Board

Debbie A. Brownfield     43   Executive Vice President, Chief Financial Officer,
                              Treasurer and Secretary

E.H. Bulen               47   Senior Vice President and General Merchandise Manager

Gary A. Grossblatt       38   Senior Vice President and General Merchandise Manager

Stanford Springel*       51   Director

John J. Wiesner*         59   Director

Paul M. Buxbaum*         42   Director


-----------------
* Designated for appointment to the Board of Directors by the Board (as constituted prior to the Plan Effective Date) and approved by the committees that represented Lamonts' unsecured trade creditors and bondholders under and in accordance with the Plan. Such individuals have served on the Board of Directors since the Plan Effective Date.

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

Ms. Brownfield joined the Company as Vice President of Finance, Secretary and Treasurer in September 1985 and served as Acting Chief Financial Officer of the Company from January 1993 through August 1993. Ms. Brownfield was named Senior Vice President and Chief Financial Officer in December 1995 and was named Executive Vice President in June 1997.

Mr. Bulen joined Lamonts in November 1995 as Senior Vice President and General Merchandise Manager. Prior to joining the Company, Mr. Bulen was Vice President, Retail Stores, with Vans, Inc. from April 1993. He also has an extensive retail background with The May Company Department Stores, where he served in a variety of merchandising roles from February 1976 to January 1993.

Mr. Grossblatt joined Lamonts in August 1997 as Senior Vice President and General Merchandise Manager. Prior to joining the Company, Mr. Grossblatt was Divisional Vice President and Divisional Merchandise Manager for Robinsons-May, where he served in a variety of merchandising roles since 1987.

Mr. Springel has served on the Board of Directors of the Company since the Plan Effective Date. Since 1991, Mr. Springel has acted as an independent consultant serving in a variety of executive roles providing domestic and international turnaround management services to financially distressed companies, including
(i) Omega Environmental, Inc., an environmental services company currently in Chapter 11 where, since June 1997, Mr. Springel has served as Chief Executive Officer, (ii) Interlogic Trace, Inc. ("Interlogic"), a nationwide provider of computer maintenance and repairs services where, from February 1995 to December 1995, Mr. Springel served as Interim Chief Operating Officer and Interim President, (iii) Riedel Environmental Technologies, Inc. ("Riedel"), an environmental remediation and services company where, from January 1994 to March 1996, Mr. Springel served as Interim Chief Executive Officer and President and, for a period of time, as a member of the board of directors, and (iv) Ter Meulen Post, a Dutch retail catalogue company where, during 1993, Mr. Springel served as Chief Operating Officer. Both Interlogic and Riedel were in Chapter 11 during Mr. Springel's association with those companies. Since December 1995, Mr. Springel has served on the board of directors of Pinebrook Capital and, since December 1997, has served on the board of directors of P. F. Magic

Mr. Wiesner has served on the Board of Directors of the Company since the Plan Effective Date. Since 1987, Mr. Wiesner has served as Chairman of the Board and Chief Executive Officer of C.R. Anthony Company, a regional apparel retailer with 246 stores operating in 18 southwestern and midwestern states. Since July 1997, Mr. Wiesner has served on the board of directors of Stage Stores, Inc. and, since December 1997, Mr. Wiesner has served on the board of directors of Elder Beerman.

Mr. Buxbaum has served on the Board of Directors of the Company since the Plan Effective Date. Since 1984, Mr. Buxbaum has been a principal of Buxbaum, Ginsberg & Associates, Inc., a national consulting firm specializing in providing liquidation analysis and asset recovery services to banks and other financial institutions. Since January 1993, Mr. Buxbaum has served as Chairman of the Board of Directors of Ames Department Stores, Inc., a discount department store with more than 300 locations in the northeastern United States. Since April 1995, Mr. Buxbaum has served on the board of directors of Richman Gordman 1/2 Price Stores and, since May 1997, Mr. Buxbaum has served on the board of directors of Jay Jacobs Stores.

All directors and executive officers are elected for a term of one year and serve until their successors are duly elected and qualified.

In order to assist it in carrying out its duties, the Board of Directors of the Company has delegated certain authority to its Audit and Compensation Committees, whose initial members are Messrs. Springel, Wiesner and Buxbaum.
The Audit Committee's duties and responsibilities include, among other things, meeting with the independent accountants to review the scope and results of audits and other activities of the Company, evaluating the independent accountants' performance, and recommending to the Board of Directors as to whether the accounting firm should be retained by the Company for the ensuing fiscal year. In addition, the committee will review the Company's internal accounting and financial controls and reporting systems and practices. The Compensation Committee's duties and responsibilities include, among other things, reviewing, approving and recommending to the full Board of Directors the salaries and other compensation arrangements of all other officer-employees of the Company and administering the Stock Option Plan.

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership (Form 3's) and reports of changes in ownership of such securities (Form 4's and Form 5's). Executive officers, directors, and greater than 10% beneficial shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. In connection with a review of stock ownership of the Company, it was discovered that (i) in Fiscal 1992, Mr. Rothschild failed to timely file a Form 3 upon becoming a director of the Company, (ii) in the 52 weeks ended January 28, 1995, Mr. Schlesinger failed to timely file a Form 3 upon becoming an executive officer of the Company, (iii) in Fiscal 1995, Ms. Brownfield and Mr. Bulen failed to timely file Form 3's upon becoming executive officers of the Company, and (iv) in Fiscal 1997, Mr. Grossblatt failed to timely file a Form 3 upon becoming an executive officer of the Company. The postponement in reporting was inadvertent, and all required forms were subsequently filed in February 1998.

COMPENSATION OF DIRECTORS

The Company has agreed to pay each director (other than Messrs. Schlesinger and Rothschild) a fee of $2,500 for attending each meeting of the Board ($500 for each meeting attended telephonically) and $1,500 for attending each meeting of the Audit Committee and the Compensation Committee, plus reimbursement for reasonable out-of-pocket expenses incurred in connection with attending such meetings. On February 26, 1998 the Compensation Committee granted 5,000 Stock Options to each director. Each Stock Option has an exercise price of $1.00, a term of ten years and vests as follows: 25% on the date of grant; and 25% on each anniversary of the date of grant.

During Fiscal 1997, the Company did not pay any compensation to any person as a director of the Company.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid during Fiscal 1997, Fiscal 1996, and Fiscal 1995, to (i) the Company's Chief Executive Officer and (ii) the Company's four other most highly compensated executive officers whose total salary and bonus exceed $100,000 (collectively, the "Named Executive Officers").

                                                                                       Long-Term
                                                 Annual Compensation                 Compensation
                                         -----------------------------------------------------------------------
                                                                  Other Annual        Securities     All Other
                               Fiscal                              Compensation        Underlying     Compensa-
Name and Principal Position     Year     Salary ($)   Bonus ($)        ($)               Options      tion($)(1)
----------------------------------------------------------------------------------------------------------------
Alan R. Schlesinger, Director,  1997      450,000     675,000 (2)       0              1,028,882       8,475
Chairman of the Board,          1996      450,000     100,000           0                      0       5,100
President and Chief Executive   1995      450,000     100,000           0                      0       3,600
Officer

Loren R. Rothschild, Director   1997      240,000     187,000 (3)       0                257,224       2,790
and Vice Chairman of the        1996      240,000           0           0                      0       2,790
Board                           1995      240,000           0           0                      0       2,790

Debbie A. Brownfield,           1997      170,000      65,000 (4)       0                102,884       2,391
Executive Vice President,       1996      160,000      30,000           0                      0       2,016
Chief Financial Officer and     1995      121,249      35,000           0                      0       1,497
Secretary

E.H. Bulen, Senior Vice         1997      175,000      50,000 (6)       0                 85,737       2,119
President and General           1996      152,000      15,000           0                      0         661
Merchandise Manager (5)         1995       48,930 (7)       0           0                      0           0

Gary Grossblatt, Senior Vice    1997       94,874 (8)  90,000 (9)  66,641 (10)            51,441         138
President, General
Merchandise Manager

-----------------

                            Notes To Summary Compensation Table

(1) These figures in "All Other Annual Compensation" column consist of (a) Company contributions to a tax qualified trust under the Company's Tax Relief Investments Protection Plan, as amended to date, and (b) premiums paid by the Company for term life insurance pursuant to the Lamonts Apparel Group Life and Long-Term Disability Plan, effective July 7, 1991.

(2) Includes a $400,000 bonus paid upon exit from Chapter 11, $100,000 annual guaranteed bonus, and $175,000 employment extension bonus.

(3)  Includes a $187,000 bonus paid upon exit from Chapter 11.

(4) Includes a $35,000 bonus paid upon exit from Chapter 11 and a guaranteed bonus of $30,000.

(5)  Mr. Bulen commenced his employment with the Company in November 1995.

(6) Includes a $30,000 bonus paid upon exit from Chapter 11 and a guaranteed bonus of $20,000.

(7) Includes $24,430 in consulting fees for the period from September 27, 1995 to November 30, 1995.

(8)  Mr. Grossblatt commenced his employment with the Company in August 1997.

(9) Includes a $20,000 bonus paid upon exit from Chapter 11, a signing bonus of $50,000, and a guaranteed bonus of $20,000.

(10) Relocation expenses for Mr. Grossblatt.

OPTION GRANTS DURING FISCAL 1997

                                                                                            Grant Date
                                                  Individual Grants                          Value (1)
----------------------------------------------------------------------------------------------------------
               Number of
              Securities
              Underlying                              Exercise or                           Grant Date
                Options          Percent of Total      Base Price                         Present Value
     Name   Granted (#) (2)      Options Granted      $(/Share)        Expiration Date          $
----------------------------------------------------------------------------------------------------------
Alan R.
Schlesinger   1,028,882 (3)            60%                (4)                 (5)               $356,494

Loren R.
Rothschild      257,224 (6)            15%                (4)                 (5)                $89,124

Debbie A.
Brownfield      102,884 (7)             6%                (4)                 (5)                $35,649

E.H. Bulen       85,737 (8)             5%                (4)                 (5)                $29,707

Gary A.
Grossblatt       51,441 (9)             3%                (4)                 (5)                $18,231

-----------------

                                Notes To Option Grants Table

(1) The present value of the Stock Options and Class C Warrants was estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) no dividend yield, (b) expected volatility of 45%, (c) risk-free interest rate of 5.7%, and (d) expected life of 10 years.

(2) Consists of Stock Options and Class C Warrants granted on the Plan Effective Date to the Named Executive Officers.

(3) Consists of (i) Base Options exercisable for the purchase of 600,000 shares of Common Stock, (ii) Protective A Options exercisable for the purchase of 146,888 shares of Common Stock, (iii) Protective B Options exercisable for the purchase of 53,349 shares of Common Stock, and (iv) Class C Warrants exercisable for the purchase of 228,645 shares of Common Stock.

(4) Each Base Option has an exercise price of $1.00 per share; each Protective A Option and Protective B Option has an exercise price of $.01 per share; and each Class C Warrant has a weighted average exercise price of $1.17 per share (14 shares at an exercise price of $1.25 per share and 1 share at an exercise price of $.01 per share).

(5) Each Base Option, Protective A Option, Protective B Option and the portion of each Class C Warrant to purchase Common Stock at a per share exercise price of $.01 expires on January 31, 2008; and the portion of each Class C Warrant to purchase Common Stock at a per share exercise price of $1.25 expires on January 31, 2002.

(6) Consists of (i) Base Options exercisable for the purchase of 150,000 shares of Common Stock, (ii) Protective A Options exercisable for the purchase of 36,722 shares of Common Stock, (iii) Protective B

     Options exercisable for the purchase of 13,337 shares of Common Stock, and
     (iv) Class C Warrants exercisable for the purchase of 57,165 shares of Common Stock.

(7) Consists of (i) Base Options exercisable for the purchase of 60,000 shares of Common Stock, (ii) Protective A Options exercisable for the purchase of 14,689 shares of Common Stock, (iii) Protective B Options exercisable for the purchase of 5,335 shares of Common Stock, and (iv) Class C Warrants exercisable for the purchase of 22,860 shares of Common Stock.

(8) Consists of (i) Base Options exercisable for the purchase of 50,000 shares of Common Stock, (ii) Protective A Options exercisable for the purchase of 12,241 shares of Common Stock, (iii) Protective B Options exercisable for the purchase of 4,446 shares of Common Stock, and (iv) Class C Warrants exercisable for the purchase of 19,050 shares of Common Stock.

(9) Consists of (i) Base Options exercisable for the purchase of 30,000 shares of Common Stock, (ii) Protective A Options exercisable for the purchase of 7,344 shares of Common Stock, (iii) Protective B Options exercisable for the purchase of 2,667 shares of Common Stock, and (iv) Class C Warrants exercisable for the purchase of 11,430 shares of Common Stock.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1997 AND FISCAL YEAR END OPTION/SAR
VALUES:

The following table provides information related to the number and value of options held by the Named Executive Officers at the end of Fiscal 1997.

                                               Number of Securities       Value of Unexercised
                                              Underlying Unexercised          In-the-Money
                      Shares        Value     Options/SARs at Fiscal          Options/SARs
                     Acquired      Realized   Year End (#) (1) (2) (3)   at Fiscal Year End ($)
                                             -------------------------  -------------------------
Name                                         Exercisable/unexercisable  Exercisable/unexercisable
----------------------------------------------------------------------  -------------------------
Alan R. Schlesinger     0            N/A         406,701 / 622,181                  (4)
Loren R. Rothschild     0            N/A         101,677 / 155,547                  (4)
Debbie A. Brownfield    0            N/A          40,668 / 62,216                   (4)
E.H. Bulen              0            N/A          33,890 / 51,847                   (4)
Gary A. Grossblatt      0            N/A          20,334 / 31,107                   (4)

-----------------

     Notes To Aggregated Option Exercises And Fiscal Year-End Option Value Table

(1) None of the Named Executive Officers exercised any Stock Options or Class C Warrants during Fiscal 1997.

(2) Consists of Stock Options and Class C Warrants granted on the Plan Effective Date to the Named Executive Officers.

(3) For purposes of calculating the number of securities underlying unexercised options at fiscal year-end that are exercisable, options that are exercisable include (a) vested Base Options and (b) that portion of the vested Class C Warrants that are immediately exercisable. Options that are unexercisable include (i) unvested Base Options, (ii) Protective A Options and Protective B Options, (iii) unvested Class C Warrants and
    (iv) that portion of the vested Class C Warrants that are exercisable on the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million.

(4) There was no market for the Common Stock on January 31, 1998. As a result, it is difficult to determine if and to what extent the Stock Options were in-the-money at fiscal year-end and impracticable to assign a value thereto.

PENSION PLAN

The Company maintains the Lamonts Apparel, Inc. Employees Retirement Trust, effective January 1, 1986 (as amended, the "Pension Plan"). The Pension Plan is a noncontributory defined benefit plan under which benefits are determined primarily by final average compensation and years of service. On February 26, 1998, the Board approved an amendment to the Pension Plan which provides that, effective April 1, 1998, benefits under the Pension Plan will cease to accrue and prohibits the entry of any new participants. Participants that are not yet vested will continue to accrue vesting service after April 1, 1998. The following table contains the estimated annual benefits payable to Pension Plan participants in the specified compensation and years of service categories set forth therein:

                          PENSION PLAN TABLE (1) (3)

                              Years of Service at Retirement (2)
                        --------------------------------------------
Final Average Earnings       15          20         25         30
--------------------------------------------------------------------
$150,000                   $20,302    $27,070    $33,837    $40,604
 200,000                    27,802     37,070     46,337     55,604
 250,000                    35,302     47,070     58,837     70,604
 300,000                    42,802     57,070     71,337     85,604
 350,000                    50,302     67,070     83,837    100,604
 400,000                    57,802     77,070     96,337    115,604
 450,000                    65,302     87,070    108,837    130,604
 500,000                    72,802     97,070    121,337    145,604
 550,000                    80,302    107,070    133,837    160,604
 600,000                    87,802    117,070    146,337    175,604

(1) Compensation covered by the Pension Plan includes all payments for personal services as an employee of the Company other than deferrals under any non-qualified plan of the company.

(2) As of January 31, 1998, credited years of service for the Named Executive Officers are as follows: Alan R. Schlesinger (3 years); Loren R. Rothschild (3 years); Debbie Brownfield (22.25 years); E.H. Bulen (2 years); and Gary Grossblatt (0 years).

(3) Benefits are based on the product of years of service multiplied by the sum of (a) 0.5% of the final average earnings plus (b) 0.5% of final average earnings in excess of the average Social Security Wage Base $(29,304 for 1997). However, in the case of Debbie Brownfield's service prior to January 1, 1995, benefits are based on the product of years of service multiplied by the sum of (a) 0.65% of final average earnings in excess of the average Social Security Wage Base $(29,304 for 1997).

EMPLOYMENT AGREEMENTS

Pursuant to the Plan, Messrs. Schlesinger and Rothschild entered into new employment agreements with the Company (respectively, the "Schlesinger Employment Agreement" and the "Rothschild Employment Agreement"), which amended and restated their existing employment agreements. Pursuant to the Schlesinger Employment Agreement, Mr. Schlesinger received a one-time bonus of $175,000 for extending the term of his employment through January 31, 2002. Mr. Schlesinger's base salary and guaranteed annual bonus remain at $450,000 and $100,000, respectively, subject in each case to a non-discretionary annual cost of living adjustment reflecting the increase in the cost of living since the inception of Mr. Schlesinger's employment. As a result of a cost of living adjustment made on February 1, 1998, Mr. Schlesinger's base salary and guaranteed annual bonus are $495,000 and $110,000, respectively. In connection with the Plan, Mr. Schlesinger received a $400,000 bonus, together with a grant of 800,237 Stock Options and 15,243 Class C Warrants. In addition, the Schlesinger Employment Agreement provides that Mr. Schlesinger will receive $1,500 per month for unreimbursed business expenses and a car allowance. Pursuant to the Rothschild Employment Agreement, Mr. Rothschild will receive a one-time bonus of $80,000 (payable on the 90th day following the Plan Effective
Date) for extending the term of his employment to the third anniversary of the 90th day following the Plan Effective Date. For the first 90 days following the Plan Effective Date, Mr. Rothschild's base salary will remain at $240,000 per year and, thereafter, will be reduced to $150,000 per year, subject to a non-discretionary annual cost of living adjustment reflecting the increase in the cost of living since January 1, 1995. In addition, in connection with the Plan, Mr. Rothschild received a $187,000 bonus, together with a grant of 200,059 Stock Options and 3,811 Class C Warrants.

If the Company terminates either executive's employment without cause during the initial terms of the amended and restated employment agreements, such executive will be entitled to receive, for a period of no more than 24 months in the case of Mr. Schlesinger and for a period of no more than 12 months in the case of Mr. Rothschild, the base salary and guaranteed minimum bonus (if any) that the executive would have received had such termination not occurred and to continue to participate in all benefit plans and receive all other benefits to which the executive was entitled at the time of the termination. The Company may elect to pay the severance payments payable under the Schlesinger Employment Agreement in a single lump sum equal to the present value of such payments at an effective annual interest rate of 10%. Upon a Change of Control (as defined in the Schlesinger Employment Agreement), all outstanding options and warrants to purchase Common Stock beneficially owned by Mr. Schlesinger shall immediately vest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The determination of Fiscal 1997 executive compensation was made by the members of the Board of Directors. Messrs. Schlesinger and Rothschild are executive officers of the Company. Compensation paid to Messrs. Schlesinger and Rothschild was pursuant to employment agreements which were approved by the Bankruptcy Court following notice and a hearing and approval by the Committees. See "Employment Agreements" above.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Under Section 145 of the General Corporation Law of the State of Delaware, a Delaware corporation has the power, under specified circumstances, to indemnify its directors, officers, employees and agents in connection with actions, suits or proceedings brought against them by a third party or in the right of the corporation, by reason of the fact that they were or are such directors, officers, employees or agents, against liabilities and expenses incurred in any such action, suit or proceeding. Article VIII of the Company's Amended and Restated Bylaws provides that the Company shall indemnify all persons that are officers and directors of the Company on or after the Plan Effective Date to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware.

The officers and directors of the Company have each entered into indemnification agreements (the "Indemnification Agreements") with the Company pursuant to which the Company has agreed to indemnify, to the fullest extent permitted by applicable law, such officer or director against liabilities and expenses incurred by such officer or director in any proceeding or action because such officer or director is or was a director, officer, employee or agent of the Company and certain other circumstances. The Indemnification Agreements are in addition to the indemnification provided in the Company's Amended and Restated Bylaws. In neither case will indemnification be provided if prohibited under applicable law. Individuals not entering into indemnification agreements will remain entitled to the indemnification provisions of the Company's Amended and Restated Bylaws and as otherwise provided by law.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of April 15, 1998 information known to management of the Company concerning the beneficial ownership of the Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of such class, (b) each director and executive officer of the Company and (c) all directors and executive officers of the Company as a group.

CLASS A COMMON STOCK

For purposes of calculating beneficial ownership below, shares beneficially owned include (a) shares of Common Stock issuable upon the exercise of vested Protective A Options and that portion of the vested Class C Warrants held by directors and executive officers that are immediately exercisable, (b) shares of Common Stock issuable upon the exercise of the Class A Warrants, (c) with respect to the Class C Warrants to be issued to the Surety, shares of Common Stock issuable upon exercise of that portion of such Class C Warrants that are immediately exercisable and (d) shares of Common Stock (including shares of Common Stock issuable upon exercise of Class A Warrants) that may be distributed following the resolution of pending claims filed against the Company during its Chapter 11 case. Shares beneficially owned do not include (i) shares of Common Stock issuable upon the exercise of unvested Stock Options or that portion of the vested Stock Options and Class C Warrants held by directors and executive officers that become exercisable on the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million, (ii) shares of Common Stock issuable upon the exercise of the Class B Warrants, and (iii) with respect to the Class C Warrants to be issued to the Surety, the shares of Common Stock issuable upon exercise of that portion of such Class C Warrants that are exercisable on the first date of which the Aggregate Equity Trading Value equals or exceeds $25 million.

As of April 15, 1998, the Aggregate Equity Trading Value equaled $18,147,709 based on the average closing price for the five trading days immediately preceding such date of the Common Stock of $1.40 per share and 12,962,649 shares outstanding. See Note 12 to the Consolidated Financial Statements for a description of the Aggregate Equity Trading Value.

                                                         As of April 15, 1998
                                         -----------------------------------------------
                                          Amount and Nature
                                           of Beneficial
                                         Ownership of Class
                                           A Common Stock            Percentage of Class
                                         ------------------          -------------------
EXECUTIVE OFFICERS AND DIRECTORS

Alan R. Schlesinger                             492,645   (1)                  5.2%
Loren R. Rothschild                             123,163   (1)                  1.4%
Debbie A. Brownfield                             54,286   (1)                     *
E.H. Bulen                                       46,260   (1)                     *
Gary A. Grossblatt                               29,006   (1)                     *
Stanford Springel                                 1,250   (2)                     *
John J. Wiesner                                   1,250   (2)                     *
Paul M. Buxbaum                                   1,250   (2)                     *

  c/o Lamonts Apparel, Inc.
  12413 Willows Road N.E.
  Kirkland, WA  98034

All directors and executive officers as
   a group (8 persons) (1) (2)                  749,110   (1) (2)              7.7%


5% STOCKHOLDERS

BEA Associates (3)
   153 East 53rd St.
   New York, New York 10022                     568,646   (4)                  6.2%

FMR Corp. (5)
   82 Devonshire Street
   Boston, Massachusetts 02109                4,840,521   (4)                 44.7%

Specialty Investment I LLC (6)
   40 Broad Street
   Boston, Massachusetts  02109               3,200,946   (7)                 26.2%

--------------------
* Percentage equal to less than 1%

(1) Represents shares of Common Stock issuable upon the exercise of (i) vested Base Options and vested Protective A Options and (ii) that portion of the vested Class C Warrants held by executive officers that are immediately exercisable. Does not include shares of Common Stock issuable upon the exercise of unvested Stock Options or that portion of the vested Stock Options and Class C Warrants held by executive officers that become exercisable on the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million. Also includes, in the case of Ms. Brownfield, 23 shares issued upon cancellation of Old Common Stock.

(2) Represents shares of Common Stock currently issuable upon the exercise of vested stock options with an exercise price of $1.00 per share.

(3) According to the Schedule 13G filed by BEA Associates on February 11, 1997, CS Holding directly owns 80% of the partnership units in BEA Associates. CS Holding and its direct and indirect subsidiaries, in addition to BEA Associates, may beneficially own shares of the Company and such shares are not reported in such Schedule 13G. CS Holding disclaims beneficial ownership of shares of the Company beneficially owned by its direct and indirect subsidiaries, including BEA Associates, and BEA Associates disclaims beneficial ownership of all the shares of the Company, which shares are held in discretionary accounts which BEA Associates manages.
    The Company has been informed by Executive Life Insurance Company of
    New York ("ELICNY") that these shares are held for the account of ELICNY.

(4) Represents shares issued upon cancellation of Old Common Stock and shares issued in exchange for the Company's 10-1/4% Senior Subordinated Notes due 1999 (the "Old 10-1/4% Notes"), in each case pursuant to the first two distributions under the Plan. Also includes (i) shares of Common Stock issuable upon the exercise of Class A Warrants that become exercisable on the first date on which the Aggregate Equity Trading Value equals or exceeds $20 million and (ii) 12,146 shares of Common Stock (including 2,432 shares issuable upon exercise of Class A Warrants) and 104,999 shares of Common Stock (including 21,023 shares issuable upon exercise of Class A Warrants) representing the maximum amount of shares of Common Stock (including shares issuable upon exercise of Class A Warrants) that could be received by BEA Associates or FMR (as defined below), respectively, pursuant to one or more subsequent distributions under the Plan following the resolution of pending claims filed against the Company during its Chapter 11 case. Does not include (i) 71,577 shares and 581,184 shares of Common Stock issuable upon the exercise by BEA Associates and FMR, respectively, of Class B Warrants, that become exercisable on the first date on which the Aggregate
    Equity Trading Value equals or exceeds $25 million, and (ii) any additional shares of Common Stock issuable upon exercise of Class B Warrants that could be received by BEA Associates or FMR pursuant to one or more subsequent distributions under the Plan following the resolution of pending claims filed against the Company during its Chapter 11 case.

(5) Such shares are owned indirectly by FMR Corp., a Massachusetts corporation ("FMR"). Such shares are owned directly by (a) various portfolios of investment companies (the "Fidelity Funds") registered under Section 8 of the Investment Company Act of 1940, as amended, which are advised by Fidelity Management & Research Company ("FMRC"), a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, and (b) various private investment accounts (the "Accounts") for which Fidelity Management Trust Company ("FMTC"), a wholly-owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, acts as trustee or managing agent. Edward C. Johnson, III and Abigail Johnson own 12% and 24.5%, respectively, of the aggregate outstanding voting stock of FMR. Together with other members of the Edward C. Johnson, III family, such persons collectively own shares of common stock of FMR representing approximately 49% of the voting power of FMR.

(6) The sole member of Specialty Investment I LLC, the Surety, is GBP LLC. Michael G. Frieze and Robert G. Sager own 34% and 32%, respectively, of the aggregate outstanding interests in GBP LLC. Certain direct and indirect beneficial owners of Specialty Investment I LLC are also beneficial owners of Gordon Brothers Partners, Inc.

(7) Represents Common Stock issuable upon the exercise of that portion of the Class C Warrants that are immediately exercisable. Does not include the Common Stock issuable upon the exercise of that portion of the Class C Warrants which become exercisable on the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million.

CLASS B COMMON STOCK

                                                     As of April 15, 1998
                                           ----------------------------------------
                                            Amount and
                                             Nature of
                                             Beneficial
                                            Ownership of
                                           Class B Common
                                                Stock            Percentage of Class
                                           ---------------       -------------------
5% STOCKHOLDERS

Specialty Investment I LLC (1)                     10                      100%
   40 Broad Street
   Boston, Massachusetts  02109


(1) The sole member of Specialty Investment I LLC, the Surety, is GBP LLC. Michael G. Frieze and Robert G. Sager own 34% and 32%, respectively, of the aggregate outstanding interests in GBP LLC. Certain direct and indirect beneficial owners of Specialty Investment I LLC are also beneficial owners of Gordon Brothers Partners, Inc.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with a recapitalization of the Company in October 1992 (the "Recapitalization"), pursuant to which, among other things, the Company issued an aggregate of $75 million in principal amount of its Old 10-1/4% Notes, certain of the Company's post-Recapitalization stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the Old Common Stock outstanding immediately following the Recapitalization, entered into that certain Voting Agreement dated as of October 30, 1992 (the "Voting Agreement"). The Voting Agreement provided, among other things, that (i) Apollo Retail Partners ("ARP"), a holder of greater than 5% of the Old Common Stock, could designate six persons to the Board of Directors, and (ii) a majority of certain former holders of the Company's 13-1/2% Senior Subordinated Notes which were due February 1995 (the "Old 13-1/2% Notes"), which notes were exchanged for Old Common Stock pursuant to the Recapitalization, could designate two persons to the Board of Directors. Lamonts' obligations under the Voting Agreement were rejected as of the Plan Effective Date.

In connection with the Recapitalization, the parties to the agreement effecting the Recapitalization (and/or their permitted assignees) entered into an equity registration rights agreement and a debt registration rights agreement. Under certain circumstances, the holders of at least 10% of the aggregate principal amount of the then outstanding Securities (as defined therein) covered by such agreements could exercise up to two demand registrations with respect to such Securities. The Company was required to pay all expenses (other than underwriting discounts and commissions) in connection with all such registrations. The agreements also provided for certain piggyback registration rights. The Old Common Stock held by ARP and Morgens Waterfall Vintiadis & Company, Inc. ("Morgens"), a holder of greater than 5% of the Old Common Stock, was covered by the equity registration rights agreement pursuant to its terms. These agreements were rejected as of the Plan Effective Date.

As a holder of Old Common Stock, ARP received 76,951 shares of Common Stock and 38,475 Class B Warrants under the Plan based on the amount of shares of Old Common Stock beneficially owned by ARP according to the records of the Company as of December 18, 1997. All of the Old Common Stock beneficially owned by ARP was canceled on the Plan Effective Date.

As holders of Old Common Stock, certain affiliates of Morgens received 16,568 shares of Common Stock and 8,285 Class B Warrants under the Plan based on the amount of Old Common Stock beneficially owned by Morgens as reflected in the
Schedule 13D filed by Morgens on February 13, 1998. All of the Old 13-1/2% Notes and the Old Common Stock beneficially owned by Morgens were canceled on the Plan Effective Date.

As a holder of Old Common Stock and of Old 10-1/4% Notes, Executive Life Insurance Company of New York ("ELICNY"), a holder of greater than 5% of the Old Common Stock, received 347,074 shares of Common Stock, 209,426 Class A Warrants and 71,577 Class B Warrants pursuant to the first two distributions
under the Plan.   ELICNY may receive additional shares of Common Stock, Class
A Warrants and Class B Warrants following the resolution of pending claims filed against the Company during its Chapter 11 case. All of the Old 10-1/4% Notes and the Old Common Stock beneficially owned by ELICNY were canceled on the Plan Effective Date.

As a holder of Old Common Stock and of Old 10-1/4% Notes, Fidelity received 2,925,142 shares of Common Stock, 1,810,380 Class A Warrants and 581,184 Class B Warrants pursuant to the first two distributions under the Plan. Fidelity may receive additional shares of Common Stock, Class A Warrants and Class B Warrants following resolution of pending claims filed against the Company during its Chapter 11 case. All of the Old 10-1/4% Notes and the Old Common Stock beneficially owned indirectly by Fidelity were canceled on the Plan Effective Date.

As required by the BankBoston Facility and in partial exchange for its administrative claim, pursuant to the Plan, the Surety received (i) 228,639 Class C Warrants exercisable for the purchase of an aggregate of 3,429,585 shares of Common Stock and (ii) 10 shares of Class B Common Stock representing all of the authorized and outstanding Class B Common Stock.

In connection with the Plan, the Company entered into a Grant of Registration Rights in favor of Fidelity and the Surety, pursuant to which, and subject to certain exceptions, the Company has agreed to file and cause to remain effective a Registration Statement under the Securities Act of 1933, as amended, covering certain of the securities distributed under the Plan until no such securities are outstanding. The Company is required to pay all expenses (other than underwriting discounts and commissions) in connection with all such registrations. In addition, the agreement provides for certain "piggyback" registration rights. The Company is currently incurring liquidated damages to the Fidelity Funds and the Surety of approximately $1,750 per week for failure by the Company to cause the Registration Statement to become effective within 45 days after the Plan Effective Date. The amount of such damages will double in the event such Registration Statement is not effective within 90 days after the Plan Effective Date.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report

         1. FINANCIAL STATEMENTS OF LAMONTS APPAREL, INC. - Reference is made to the Index to Consolidated Financial Statements on page 16.

         2. FINANCIAL STATEMENT SCHEDULES - All schedules have been omitted as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes.


        Exhibit
        Number    Description of Document
        ------    -----------------------
     (a) Exhibits.

       3.1     Second Restated Certificate of Incorporation of the
               Registrant. (17)

       3.2     Amended and Restated By-laws of the Registrant. (17)

       4.1     Specimen Class A Common Stock certificate. (17)

       4.2     Specimen Class B Common Stock certificate. (17)

       4.3     Warrant Agreement dated January 31, 1998 between the
               Registrant and Norwest Bank Minnesota, N.A., as Warrant
               Agent. (15)

       4.4     Warrant Agreement dated January 31, 1998 between the
               Registrant and Specialty Investment I LLC. (15)

       4.5     Warrant Agreement dated January 31, 1998 between the
               Registrant and Gordian Group, L.P. (16)

       4.6     Form of Warrant Agreement dated January 31, 1998 between
               Registrant and each of Alan R. Schlesinger, Loren R.
               Rothschild, Debbie A. Brownfield, E.H. Bulen and Gary
               Grossblatt. (15)

      10.1     Standard Service Agreement dated February 13, 1989 between
               Frederick Atkins, Incorporated and the Registrant, as amended
               October 3, 1989 and February 5, 1990. (17)

      10.2     Credit Card Plan Agreement dated June 20, 1988, as amended
               September 30, 1992, between the Registrant and Alliance Data
               Systems (successor in interest to National City Bank,
               Columbus, f/k/a BancOhio National Bank) (the "Credit Card
               Plan Agreement"). (1)

      10.3 Form of Indemnification Agreement dated October 30, 1992 between the Registrant and each of Alan R. Schlesinger, Loren
               R. Rothschild and Debbie A. Brownfield (2) (18).

      10.4     Amendment No. 2 dated March 30, 1994 to the Credit Card Plan
               Agreement. (4)

      10.5     Letter Agreement dated November 2, 1994 to the Credit Card Plan
               Agreement. (5)

      10.6     Employment Agreement dated April 18, 1995 between the
               Registrant and Alan R. Schlesinger. (6) (18)



      10.7     Employment Agreement dated April 18, 1995 between the
               Registrant and Loren R. Rothschild. (6) (18)

      10.8 License Agreement dated May 25, 1995 between the Registrant and Shoe Corporation of America. (7)

      10.9     Computer Services Agreement dated February 1, 1996 between the
               Registrant and Infotech Corporation. (8)

      10.10    Loan and Security Agreement dated June 4, 1996 between First
               National Bank of Boston and the Registrant. (9)

      10.11    Depository Account Agreement dated June 4, 1996 among the
               Registrant, BankBoston and Bank of America, N.W. N.A. (d/b/a
               Seafirst Bank). (17)

      10.12    Waiver dated August 3, 1996 between First National Bank of
               Boston and the Registrant. (10)

      10.13    First Amendment dated November 8, 1996 to Loan and Security
               Agreement dated June 4, 1996 between First National Bank of
               Boston and the Registrant. (11)

      10.14    Amendment dated December 9, 1996 to the Credit Card Plan
               Agreement. (12)

      10.15    Computer Services Agreement dated February 4, 1997 between the
               Registrant and Affiliated Computer Services, Inc. (12)

      10.16    Second Amendment dated May 23, 1997 to Loan and Security
               Agreement dated June 4, 1996 between the Registrant and
               BankBoston, N.A. (f/k/a The First National Bank of on)
               ("BankBoston"). (13)

      10.17    Non-Qualified Employee Stock Option Agreement dated January
               31, 1998 between the Registrant and each of Alan R.
               Schlesinger, Loren R. Rothschild, Debbie A. Brownfield, E.H.
               Bulen and Gary A. Grossblatt. (17) (18)

      10.18    Lamonts Apparel, Inc. 1998 Stock Option Plan. (17) (18)

      10.19    Amended and Restated Employment Agreement dated January 31,
               1998 between the Registrant and Alan R. Schlesinger.  (17) (18)

      10.20    Amended and Restated Employment Agreement dated January 31,
               1998 between the Registrant and Loren R. Rothschild.  (17)
               (18).

      10.21    Amended and Restated Debtor in Possession and Exit Financing
               Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and Bank Boston, as agent. (14)

      10.22    Grant of Registration Rights dated January 31, 1998 among the
               Company and the parties listed on the signature pages thereto.
                (17)

      10.23 Form of Indemnification Agreement dated January 31, 1998 between the Registrant and each of Alan R. Schlesinger, Loren
               R. Rothschild, Debbie A. Brownfield, E.H. Bulen, Gary A.
               Grossblatt, Paul M. Buxbaum, Stanford Springel and John J.
               Wiesner.  (17) (18)

      21.1     Subsidiaries of the Registrant. (3)

      27.1     Financial Data Schedule *



      99.1     Modified and Restated Plan of Reorganization Under Chapter 11
               of the Bankruptcy Code. (14)

      99.2     Supplemented and Restated Disclosure Statement (As Amended) re
               Debtor's Plan of Reorganization Under Chapter 11 of the
               Bankruptcy Code. (14)

-------------
      *   filed herewith

     (1) Incorporated by reference from Registration Statement No. 33-56038 of the Registrant, initially filed with the Commission on December 22, 1992.

     (2) Incorporated by reference from Current Report on Form 8-K of the Registrant as filed with the Commission on November 13, 1992.

     (3) Incorporated by reference from Registration Statement No. 33-68720 of the Registrant, initially filed with the Commission on September 14, 1993.

     (4) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on June 14, 1994.

     (5) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with Commission on January 27, 1995.

     (6) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on April 21, 1995.

     (7) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on June 12, 1995.

     (8) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with Commission on May 3, 1996.

     (9) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on June 18, 1996.

     (10) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on September 16, 1996.

     (11) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on December 17, 1996.

     (12) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with Commission on May 2, 1997.

     (13) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on September 12, 1997.

     (14) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on December 16, 1997.

     (15) Incorporated by reference from the Company's Registration Statement on Form 8-A (File No. 000-15542) filed with the Commission on February 2, 1998.

     (16) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-45455) filed with the Commission on February 2, 1998.

     (17) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-44311) initially filed with the Commission on January 15, 1998.

     (18) Management contracts and/or compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K..

(b) Reports filed on Form 8-K

          1. Form 8-K dated December 18, 1998. Item 3 - Bankruptcy or Receivership, related to announcing that the order confirming Debtor's Modified and Restated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Lamonts Apparel, Inc. was entered by the United States Bankruptcy Court for the Western District of Washington at Seattle.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               LAMONTS APPAREL, INC.

               By:  /s/ Debbie A. Brownfield
                  ---------------------------------
                    Debbie A. Brownfield
                    Executive Vice President and Chief Financial Officer

Date: April 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                       Title                               Date
        ---------                       -----                               ----
  /s/ Alan R. Schlesinger      Chairman of the Board, Chief
---------------------------    Executive Officer, President and
Alan R. Schlesinger            Director (Principal Executive Officer)   April 30, 1998


  /s/ Loren R. Rothschild      Vice Chairman of the Board, Chief
---------------------------    Administrative Officer and Director      April 30, 1998
Loren R. Rothschild


  /s/ Debbie A. Brownfield     Executive Vice President  and Chief
---------------------------    Financial Officer (Principal
Debbie A. Brownfield           Financial and Accounting Officer)        April 30, 1998


 /s/ Stanford Springel
---------------------------    Director                                 April 30, 1998
Stanford Springel


 /s/ John J. Wiesner
---------------------------    Director                                 April 30, 1998
John J. Wiesner


/s/ Paul M. Buxbaum
---------------------------    Director                                 April 30, 1998
Paul M. Buxbaum
