Form 10-K/A
period 1998-01-31
LAMONTS APPAREL INC
filed 1998-05-19
CIK 785962

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended January 31, 1998

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EXPLANATORY NOTE

The principal purpose of this amendment is to amend pro forma loss per share data and to revise the New Accounting Standards contained in Note 2 and Note 3, respectively, to the Consolidated Financial Statements under the caption "Item 8. Financial Statements and Supplementary Data" on the Lamonts
Apparel, Inc. Form 10-K for the fiscal year ended January 31, 1998. Such Item 8 has been amended and restated in its entirety herein.

Item 8. Financial Statements and Supplementary data.

                              LAMONT APPARAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                             ---------

Report of Independent Accountants..........................................................................     4

Consolidated Balance Sheets--January 31, 1998 and February 1, 1997.........................................     5

Consolidated Statements of Operations for the 52 weeks ended January 31, 1998, 52 weeks ended February 1,
  1997 and 53 weeks ended February 3, 1996.................................................................     6

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the 52 weeks ended January 31,
  1998, 52 weeks ended February 1, 1997 and 53 weeks ended February 3, 1996................................     7

Consolidated Statements of Cash Flows for the 52 weeks ended January 31, 1998, 52 weeks ended February 1,
  1997 and 53 weeks ended February 3, 1996.................................................................     8

Notes to Consolidated Financial Statements.................................................................     9

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



COOPERS & LYBRAND L.L.P.



/s/ Coopers & Lybrand L.L.P.



Seattle, Washington
April 10, 1998

                             LAMONTS APPAREL, INC.



                          CONSOLIDATED BALANCE SHEETS



                             (DOLLARS IN THOUSANDS)



                                                                                JANUARY 31,  FEBRUARY 1,
                                                                                   1998         1997
                                                                                -----------  -----------
Current Assets:
  Cash........................................................................   $   1,301    $   2,066
  Receivables.................................................................       1,703        1,595
  Inventories.................................................................      38,617       37,559
  Prepaid expenses and other..................................................       1,500        1,528
  Restricted cash and deposits................................................       1,543          714
                                                                                -----------  -----------
      Total current assets....................................................      44,664       43,462
Property and equipment........................................................      42,494       30,653
Leasehold interests...........................................................       8,281        3,477
Excess of cost over net assets acquired.......................................      --           11,591
Deferred financing costs......................................................      --            1,989
Restricted cash and deposits..................................................       1,130        1,142
Other assets..................................................................         899          958
                                                                                -----------  -----------
      Total assets............................................................   $  97,468    $  93,272
                                                                                -----------  -----------
                                                                                -----------  -----------
Liabilities not subject to settlement under reorganization proceedings:
  Current Liabilities:
    Borrowings under the Revolver.............................................   $  18,967    $  --
    Borrowings under DIP Facility.............................................      --           23,141
    Accounts payable..........................................................      15,186       13,578
    Accrued payroll and related costs.........................................       3,106        2,285
    Accrued taxes.............................................................         865          812
    Accrued interest..........................................................       1,007          616
    Accrued store closure costs...............................................      --            1,050
    Accrued reorganization expenses...........................................       2,497        1,165
    Other accrued expenses....................................................       6,804        4,160
    Current maturities of long-term debt......................................         403       --
    Current maturities of obligations under capital leases....................       1,454           12
                                                                                -----------  -----------
      Total current liabilities...............................................      50,289       46,819
  Long-term debt, net of current maturities...................................      10,536       --
  Obligations under capital leases, net of current maturities.................      13,835        2,846
  Other.......................................................................       2,852          302
                                                                                -----------  -----------
      Total liabilities not subject to settlement under reorganization
        proceedings...........................................................      77,512       49,967
Liabilities subject to settlement under reorganization proceedings:
  Related party...............................................................      --           67,600
  Other.......................................................................      --           35,258
                                                                                -----------  -----------
      Total liabilities subject to settlement under reorganization............      --          102,858
Commitments and contingencies
Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
      issued and outstanding..................................................      --           --
    Common stock, $.01 par value; 40,000,000 shares and 40,000,000 shares authorized; 9,000,000 and 17,900,053 shares issued and outstanding,
      respectively............................................................          90          179
    Additional paid-in-capital................................................      19,866       62,972
    Accumulated deficit.......................................................      --         (122,704)
                                                                                -----------  -----------
      Total stockholders' equity (deficit)....................................      19,956      (59,553)
                                                                                -----------  -----------
        Total liabilities and stockholders' equity (deficit)..................   $  97,468    $  93,272
                                                                                -----------  -----------
                                                                                -----------  -----------



   The accompanying notes are an integral part of the consolidated financial statements.

                             LAMONTS APPAREL, INC.



                     CONSOLIDATED STATEMENTS OF OPERATIONS



                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              52 WEEKS     52 WEEKS     53 WEEKS
                                                                                ENDED        ENDED        ENDED
                                                                             JANUARY 31,  FEBRUARY 1,  FEBRUARY 3,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Revenues...................................................................   $ 201,623    $ 203,602    $ 199,548
Cost of merchandise sold...................................................     131,700      130,480      131,677
                                                                             -----------  -----------  -----------
      Gross profit.........................................................      69,923       73,122       67,871
                                                                             -----------  -----------  -----------
Operating and administrative expenses......................................      67,844       67,173       71,372
Depreciation and amortization..............................................       7,141        7,999        9,232
Impairment of long-lived assets............................................      --            4,170       --
                                                                             -----------  -----------  -----------
      Operating costs......................................................      74,985       79,342       80,604
                                                                             -----------  -----------  -----------
Loss from operations before other income (expense), reorganization
  expenses, fresh-start revaluation, and extraordinary item................      (5,062)      (6,220)     (12,733)

Other income (expense):
  Interest expense:
    Cash (contractual interest of $13.1 million, $13.7 million and $13.8
      million, respectively)...............................................      (5,900)      (5,053)      (5,098)
  Other income (expense)...................................................           8           12          196
                                                                             -----------  -----------  -----------

Loss from operations before reorganization expenses, fresh-start
  revaluation, and extraordinary item......................................     (10,954)     (11,261)     (17,635)

Reorganization expenses....................................................      (5,995)      (6,037)      (7,240)
Fresh-start revaluation....................................................      70,495       --           --
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary item....................................      53,546      (17,298)     (24,875)
Extraordinary item--gain on debt discharge.................................      69,158       --           --
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................   $ 122,704    $ (17,298)   $ (24,875)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Basic and Diluted Earnings (Loss) per Common Share
  Income (loss) from operations before extraordinary item..................   $    3.00    $   (0.97)   $   (1.39)
  Extraordinary Item--gain on debt discharge...............................   $    3.86    $    0.00    $    0.00
  Net income (loss)........................................................   $    6.86    $   (0.97)   $   (1.39)



   The accompanying notes are an integral part of the consolidated financial statements.

                             LAMONTS APPAREL, INC.



      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                             (DOLLARS IN THOUSANDS)



                                                                                  MINIMUM
                                                                  ADDITIONAL      PENSION
                                         NUMBER OF     COMMON       PAID-IN      LIABILITY    ACCUMULATED
                                          SHARES        STOCK       CAPITAL     ADJUSTMENT      DEFICIT        TOTAL
                                        -----------  -----------  -----------  -------------  ------------  -----------
Balance, January 28, 1995.............      17,900    $     179    $  62,843     $  --        $    (80,531) $   (17,509)
  Net loss for the 53 weeks ended
    February 3, 1996..................      --           --           --            --             (24,875)     (24,875)
  Compensation expense related to
    stock option plan.................      --           --               78        --             --                78
  Minimum pension liability
    adjustment........................      --           --           --              (250)        --              (250)
                                        -----------       -----   -----------        -----    ------------  -----------
Balance, February 3, 1996.............      17,900          179       62,921          (250)       (105,406)     (42,556)
  Net loss for the 52 weeks ended
    February 1, 1997..................      --           --           --            --             (17,298)     (17,298)
  Compensation expense related to
    stock option plan.................      --           --               51        --             --                51
  Minimum pension liability
    adjustment........................      --           --           --               250         --               250
                                        -----------       -----   -----------        -----    ------------  -----------
Balance, February 1, 1997.............      17,900          179       62,972        --            (122,704)     (59,553)
  Net income for the 52 weeks ended
    January 31, 1998..................      --           --           --            --             122,704      122,704
  Minimum pension liability
    adjustment........................      --           --           --              (438)        --              (438)
  Compensation expense related to
    stock option plan.................      --           --               38        --             --                38
  Cancellation of the former equity
    and elimination of accumulated
    deficit under the Plan............     (17,900)        (179)     (63,010)          438         --           (62,751)
  Issuance of new equity under the
    Plan..............................       9,000           90       19,866        --             --            19,956
                                        -----------       -----   -----------        -----    ------------  -----------
Balance, January 31, 1998.............       9,000    $      90    $  19,866     $  --        $    --       $    19,956
                                        -----------       -----   -----------        -----    ------------  -----------
                                        -----------       -----   -----------        -----    ------------  -----------



   The accompanying notes are an integral part of the consolidated financial statements.

                             LAMONTS APPAREL, INC.



                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                             (DOLLARS IN THOUSANDS)



                                                                   52 WEEKS ENDED   52 WEEKS ENDED   53 WEEKS ENDED
                                                                     JANUARY 31,      FEBRUARY 1,      FEBRUARY 3,
                                                                        1998             1997             1996
                                                                   ---------------  ---------------  ---------------
Cash flows from operating activities:
  Net income (loss)..............................................     $ 122,704        $ (17,298)       $ (24,875)
Adjustments to reconcile net income (loss) to net cash used by operating activities before reorganization items:
    Depreciation and amortization................................         7,141            7,999            9,232
    Impairment of long-lived assets..............................        --                4,170           --
    Gain on sale of fixed asset..................................          (177)          --               --
    Non-cash interest, including interest paid-in-kind and
      amortization of debt discount..............................           321           --               --
    Stock option expense.........................................            38               51               78
    Net change in current assets and liabilities.................         3,900           (2,621)           4,895
    Net realizable value adjustment to inventory.................        --               --                  500
    Decrease (increase) in long term restricted cash and
      deposits...................................................            11              137           (1,022)
    Other........................................................        (1,103)            (562)          (1,425)
    Reorganization expenses......................................         5,995            6,037            7,240
    Fresh-start revaluation......................................       (70,495)          --               --
    Gain on debt discharge.......................................       (69,158)          --               --
                                                                   ---------------  ---------------  ---------------
      Net cash used by operating activities before reorganization
        expenses.................................................          (823)          (2,087)          (5,377)
                                                                   ---------------  ---------------  ---------------
Operating cash flows used by reorganization expenses:
    Payment for professional fees or other expenses related to
      the Chapter 11 proceedings.................................        (4,539)          (3,241)          (2,475)
                                                                   ---------------  ---------------  ---------------
      Net cash used by operating activities......................        (5,362)          (5,328)          (7,852)
                                                                   ---------------  ---------------  ---------------
Cash flows from investing activities:
  Capital expenditures...........................................        (1,507)            (699)          (1,343)
  Proceeds from sale of assets...................................            39            4,459           --
  Other..........................................................           257               90             (448)
                                                                   ---------------  ---------------  ---------------
      Net cash provided (used) by investing activities...........        (1,211)           3,850           (1,791)
                                                                   ---------------  ---------------  ---------------
Cash flows from financing activities:
  Net post-petition (payments) borrowings under Revolver.........        (4,174)           2,807            4,496
  Proceeds from Term Loan........................................        10,000           --               --
  Assumption of liabilities subject to compromise................           939           --               --
  Principal payments on obligations under capital leases.........          (900)            (778)          (1,183)
  Other..........................................................           (57)             (66)             (61)
                                                                   ---------------  ---------------  ---------------
      Net cash provided by financing activities..................         5,808            1,963            3,252
                                                                   ---------------  ---------------  ---------------
Net increase (decrease) in cash..................................          (765)             485           (6,391)
Cash, beginning of period........................................         2,066            1,581            7,972
                                                                   ---------------  ---------------  ---------------
Cash, end of period..............................................     $   1,301        $   2,066        $   1,581
                                                                   ---------------  ---------------  ---------------
                                                                   ---------------  ---------------  ---------------
Reconciliation of net change in current assets and liabilities:
  (Increase) decrease in accounts receivable.....................     $    (154)       $     818        $     692
  (Increase) decrease in inventory (excluding adjustment for net
    realizable value)............................................           118           (7,158)          (2,692)
  (Increase) decrease in prepaid expenses and other..............           (64)             548            2,018
  Increase (decrease) in accounts payable........................         1,607            5,161            6,663
  Increase (decrease) in accrued payroll and related costs.......           821             (111)            (517)
  Increase (decrease) in accrued taxes...........................            53               (9)             288
  Increase (decrease) in accrued interest........................           547              409             (103)
  Increase (decrease) in accrued store closure costs.............        (1,050)          (2,204)             303
  Increase (decrease) in other accrued expenses..................         2,022              (75)          (1,757)
                                                                   ---------------  ---------------  ---------------
                                                                      $   3,900        $  (2,621)       $   4,895
                                                                   ---------------  ---------------  ---------------
                                                                   ---------------  ---------------  ---------------
Supplemental Cash Flow Information:
  Cash interest payments made....................................     $   4,824        $   4,783        $   5,201
  Non-cash transactions:
    Capital lease relating to sale--leaseback of Alderwood
      store......................................................        --                2,835           --
    Capital leases relating to equipment.........................           759



   The accompanying notes are an integral part of the consolidated financial statements.

                             LAMONTS APPAREL, INC.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                JANUARY 31, 1998



NOTE 1--REORGANIZATION AND EMERGENCE FROM CHAPTER 11



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



    Pursuant to the Plan:



        (a) an aggregate of 8,800,000 shares of Class A Common Stock, par value $0.01 per share, of the Company ("Common Stock"), 2,203,320 Class A Warrants to purchase Common Stock ("Class A Warrants") and 700,237 Class B Warrants to purchase Common Stock ("Class B Warrants") have been or will be issued to the holders of pre-petition claims against Lamonts;



        (b) an aggregate of 200,000 shares of Common Stock and 100,000 Class B Warrants were issued to the former holders of Lamonts common stock (the "Old Common Stock"); and



        (c) 228,639 Class C Warrants to purchase Common Stock ("Class C Warrants") and 10 shares of Class B Common Stock, par value $.01 per share, of the Company ("Class B Common Stock"), were issued to Specialty Investment I LLC (the "Surety").



    All such securities were or will be issued in exchange for various pre-petition claims and interests allowed by the Bankruptcy Court, except those issued to the Surety which were issued as required under the BankBoston Facility in consideration of the guaranty made by the Surety of a $10 million term loan made to the Company prior to the Plan Effective Date and in partial exchange for its administrative claim. All shares of Old Common Stock were canceled pursuant to the Plan. As a result, holders of Old Common Stock lost substantially all of their investment in the Company.

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 1--REORGANIZATION AND EMERGENCE FROM CHAPTER 11 (CONTINUED)


    In addition, pursuant to the Plan, the Company granted options ("Stock Options") for the purchase of Common Stock as follows:



        (i) Stock Options exercisable for the purchase of 1,000,000 shares of Common Stock with an exercise price of $1.00 per share ("Base Options");



        (ii) to prevent dilution resulting from the issuance of the Class A Warrants, Stock Options exercisable for the purchase of an additional 244,813 shares of Common Stock with an exercise price of $0.01 per share, exercisable only on or after the date on which the Class A Warrants become exercisable ("Protective A Options"); and



       (iii) to prevent dilution resulting from the issuance of the Class B Warrants, Stock Options exercisable for the purchase of an additional 88,915 shares of Common Stock with an exercise price of $0.01 per share, exercisable only on or after the date on which the Class B Warrants become exercisable ("Protective B Options" and, together with the Protective A Options, the "Protective Options").



    The number of Protective A Options and Protective B Options that may be exercised is limited under certain circumstances. (See Note 12.)



    In addition, to prevent dilution resulting from the issuance of the Class C Warrants to the Surety, the holders of Stock Options issued on the Plan Effective Date were issued Class C Warrants exercisable for the purchase of an aggregate of 381,060 shares of Common Stock (355,656 shares with an exercise price of $1.25 per share and for an aggregate of 25,404 shares with an exercise price of $.01 per share). (See Note 12.)



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



    With the exception of payments contemplated by the Plan to be made subsequent to the Plan Effective Date, all payments and distributions required under the Plan to be made in respect of pre-

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 1--REORGANIZATION AND EMERGENCE FROM CHAPTER 11 (CONTINUED)


petition liabilities have been made or otherwise provided for, and, other than as contemplated by the Plan, no further recourse to the Company may be had by any person with respect of such pre-petition claims.



    The following sets forth the nature and amount of pre-petition liabilities subject to settlement under reorganization proceedings:



                                                                  PRE-FRESH-START
                                                                    JANUARY 31,    FEBRUARY 1,
                                                                       1998           1997
                                                                  ---------------  -----------
                                                                     (DOLLARS IN THOUSANDS)
Accounts payable and accrued liabilities........................    $    22,664     $  23,121
Capital Lease obligations.......................................         10,313        11,216
10 1/4% Notes (including pre-petition accrued interest).........         67,600        67,600
13 1/2% Notes (including pre-petition accrued interest).........            838           838
Notes Payable...................................................             31            83
                                                                  ---------------  -----------
                                                                    $   101,446     $ 102,858
                                                                  ---------------  -----------
                                                                  ---------------  -----------



    Costs associated with the reorganization of the Company were expensed as incurred. Such costs include certain expenses of the committees that represented Lamonts' unsecured trade creditors, bondholders and equity holders (the "Committees"). The amounts charged to reorganization expense by the Company are as follows:



                                                                    FISCAL     FISCAL     FISCAL
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Write-off of property and equipment, net of obligations under
  capital leases.................................................                        $   2,362
Professional fees................................................  $   2,344  $   2,128      2,479
Lease related costs..............................................        196      1,036        925
Payroll related costs............................................      1,924        411        411
Store closure costs, administrative and other....................      1,531      2,462      1,063
                                                                   ---------  ---------  ---------
                                                                   $   5,995  $   6,037  $   7,240
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------



NOTE 2--BASIS OF PRESENTATION AND FRESH-START REPORTING



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 2--BASIS OF PRESENTATION AND FRESH-START REPORTING (CONTINUED)


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



    Additionally, a black line is shown to separate the January 31, 1998 consolidated balance sheet from the prior year since it is not prepared on a comparable basis. The effect of the reorganization on the Company's consolidated balance sheet as of January 31, 1998 is as follows:



                                                    PRE-FRESH-START                                   FRESH-START
                                                     BALANCE SHEET                                   BALANCE SHEET
                                                      JANUARY 31,       DEBT        FRESH-START       JANUARY 31,
                                                         1998         DISCHARGE      REPORTING           1998
                                                    ---------------   ---------     -----------      -------------
                                                                        (DOLLARS IN THOUSANDS)
Current Assets:
  Cash............................................     $   1,301                                        $ 1,301
  Receivables.....................................         1,703                                          1,703
  Inventories.....................................        37,441                     $    1,176(a)        8,617
  Prepaid expenses and other......................         1,500                                          1,500
  Restricted cash and deposits....................         1,543                                          1,543
                                                    ---------------   ---------     -----------      -------------
      Total current assets........................        43,488         --               1,176          44,664
Property and equipment............................        27,255                         15,239(b)       42,494
Leasehold interests...............................         3,049                          5,232(b)        8,281
Excess of cost over net assets acquired...........        11,266                        (11,266)(c)      --
Deferred financing costs..........................         1,266      $  (1,266)(d)                      --
Restricted cash and deposits......................         1,130                                          1,130
Other assets......................................           899                                            899
                                                    ---------------   ---------     -----------      -------------
      Total assets................................     $  88,353      $  (1,266)     $   10,381         $97,468
                                                    ---------------   ---------     -----------      -------------
                                                    ---------------   ---------     -----------      -------------

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 2--BASIS OF PRESENTATION AND FRESH-START REPORTING (CONTINUED)



                                                    PRE-FRESH-START                                   FRESH-START
                                                     BALANCE SHEET                                   BALANCE SHEET
                                                      JANUARY 31,       DEBT        FRESH-START       JANUARY 31,
                                                         1998         DISCHARGE      REPORTING           1998
                                                    ---------------   ---------     -----------      -------------
                                                                        (DOLLARS IN THOUSANDS)
Liabilities not subject to settlement under
  reorganization proceedings:
  Current Liabilities:
    Borrowings under the Revolver.................     $  18,967                                        $18,967
    Accounts payable..............................        15,186                                         15,186
    Accrued payroll and related costs.............         3,106                                          3,106
    Accrued taxes.................................           865                                            865
    Accrued interest..............................         1,163                     $     (156)(e)       1,007
    Accrued reorganization expenses...............         2,497                                          2,497
    Other accrued expenses........................         6,442      $     362(f)                        6,804
    Current maturities of long-term debt..........           403                                            403
    Current maturities of obligations under
      capital leases..............................           177                          1,277(e)        1,454
                                                    ---------------   ---------     -----------      -------------
      Total current liabilities...................        48,806            362           1,121          50,289
  Long-term debt, net of current maturities.......        10,536                                         10,536
  Obligations under capital leases, net of current
    maturities....................................         3,444                         10,391(e)       13,835
  Other...........................................         1,023            835(f)          994(g)        2,852
                                                    ---------------   ---------     -----------      -------------
      Total liabilities not subject to settlement
        under reorganization proceedings..........        63,809          1,197          12,506          77,512
                                                    ---------------   ---------     -----------      -------------
Liabilities subject to settlement under
  reorganization proceedings:
  Related party...................................        67,600        (67,600)(f)                      --
  Other...........................................        33,846        (23,533)(f)     (10,313)(e)      --
                                                    ---------------   ---------     -----------      -------------
      Total liabilities subject to settlement
        under reorganization proceedings..........       101,446        (91,133)        (10,313)         --
                                                    ---------------   ---------     -----------      -------------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, no shares issued or
    outstanding...................................       --                                              --
  Common stock, $.01 par value; 40,000,000 shares
    authorized, 9,000,000 shares issued and
    outstanding...................................           179             88(h)         (177)(h)          90
  Additional paid-in-capital......................        63,010         19,424(h)      (62,568)(h)      19,866
  Minimum pension liability adjustment............          (438)                           438(g)       --
  Accumulated deficit.............................      (139,653)        69,158(i)       70,495(j)       --
                                                    ---------------   ---------     -----------      -------------
    Total stockholders' equity (deficit)..........       (76,902)        88,670           8,188          19,956
                                                    ---------------   ---------     -----------      -------------
      Total liabilities and stockholders' equity
        (deficit).................................     $  88,353      $  (1,266)     $   10,381         $97,468
                                                    ---------------   ---------     -----------      -------------
                                                    ---------------   ---------     -----------      -------------

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 2--BASIS OF PRESENTATION AND FRESH-START REPORTING (CONTINUED)

------------------------

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



(i) To record the extraordinary item--gain on debt discharge.



(j) To recognize the value of the reorganized Company.

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 2--BASIS OF PRESENTATION AND FRESH-START REPORTING (CONTINUED)



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



                                                                AS REPORTED                         PRO FORMA
                                                               52 WEEKS ENDED                     52 WEEKS ENDED
                                                                JANUARY 31,                        JANUARY 31,
                                                                    1998        ADJUSTMENTS            1998
                                                               --------------   -----------       --------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue................................................    $ 201,623                          $  201,623
                                                                                          (1)(3)
Total cost of merchandise sold, operating expenses, and                                   (4)(5)
  depreciation and amortization and other income (expense)...      212,577       $     470(6)(7)       212,107
                                                               --------------                     --------------
Loss from operations before reorganization expenses,
  fresh-start revaluation and extraordinary item.............      (10,954)                            (10,484)
                                                               --------------                     --------------
Reorganization expenses......................................       (5,995)          5,995(2)          --
Fresh-start revaluation......................................       70,495         (70,495)(8)         --
                                                               --------------                     --------------
Income (loss) before extraordinary item......................       53,546                             (10,484)
Extraordinary item...........................................       69,158         (69,158)(8)         --
                                                               --------------   -----------       --------------
Net income (loss)............................................    $ 122,704       $(133,188)         $  (10,484)
                                                               --------------   -----------       --------------
                                                               --------------   -----------       --------------
Basic and diluted loss per share.............................                                       $    (1.16)
                                                                                                  --------------
                                                                                                  --------------
Weighted average number of shares............................                                        9,000,000(9)


------------------------


    The unaudited pro forma statement of operations has been adjusted to reflect the following:



    (1) An increase in depreciation and amortization expense of approximately $1.0 million due to the change in the fair value of identifiable assets, property and equipment and leasehold interests.



    (2) The elimination of approximately $6.0 million in reorganization costs.



    (3) The elimination of approximately $0.4 million for amortization of excess of cost over net assets acquired.



    (4) The elimination of approximately $0.7 million for amortization of deferred financing fees associated with outstanding warrants to purchase Old Common Stock which were canceled on the Plan Effective Date.



    (5) The amortization of approximately $0.5 million in facility fees in respect of the working capital facility.



    (6) The reduction in rent expense of approximately $0.2 million for several stores where the landlord has agreed to concessions upon assumption of the lease.



    (7) An increase in interest expense of $0.1 million associated with debt arising from deferred priority tax claims and deferred cure payments.



    (8) The elimination of Fresh-Start Reporting adjustments totaling approximately $70.5 million and extraordinary item--gain on debt discharge of $69.2 million.

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 2--BASIS OF PRESENTATION AND FRESH-START REPORTING (CONTINUED)


    (9) Pursuant to the Plan, the Company issued 9,000,000 shares of Common Stock and granted warrants and options to purchase Common Stock. Such warrants and options have not been included in the calculation of net loss per common share because the effect of assuming their exercise would be anti-dilutive.



NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



    FRESH-START REPORTING



    The Company adopted SOP 90-7, or Fresh-Start Reporting, for financial reporting purposes as of January 31, 1998. Under Fresh-Start Reporting, the Company's assets and liabilities were adjusted to reflect their fair values at the Plan Effective Date. (See Note 2.)



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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



    DEFERRED FINANCING COSTS



    Costs incurred in connection with the issuance of the Company's debt were amortized using the effective interest method over the term of the related indebtedness. In connection with an amendment to the Company's 10 1/4% Senior Subordinated Notes due 1999 (the "10 1/4% Notes") in June 1994, the Company issued Warrants (the "1994 Warrants") initially to purchase up to an aggregate of approximately 2.0 million shares of Old Common Stock to the holders of the 10 1/4% Notes. The issuance of the 1994 Warrants resulted in an increase of $2.2 million in deferred financing costs and additional paid-in capital.



    At January 31, 1998, deferred financing costs, net of accumulated amortization of $1.3 million related to the 10 1/4% Notes and 1994 Warrants was written off and included in the gain on debt discharge. The accumulated amortization of deferred financing costs approximated $2.8 million and $2.1 million at February 1, 1997 and February 3, 1996, respectively.



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


ended January 31, 1998 ("Fiscal 1997"), Fiscal 1996, and the 53 weeks ended February 3, 1996 ("Fiscal 1995"), respectively.



    NEW ACCOUNTING STANDARDS



    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management has determined that the requirements of SFAS No. 130 do not impact the Company's financial position and results of operations.



    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for a Company's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and requires the restatement of comparative information for earlier periods. Management has determined that the requirements of SFAS No. 131 do not impact the Company's financial position and results of operation.



    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS 132 significantly changes current financial statement disclosure requirements from those that were required under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Management has determined that the requirements of SFAS No. 132 have no material impact on the Company's financial position and results of operations.



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 4--EARNINGS (LOSS) PER COMMON SHARE



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


EARNINGS (LOSS) PER COMMON SHARE                                    FISCAL 1997  FISCAL 1996  FISCAL 1995
------------------------------------------------------------------  -----------  -----------  -----------
Basic and diluted earnings (loss) per common share
  Income (loss) from operations before extraordinary item.........   $    3.00    $   (0.97)   $   (1.39)
  Extraordinary item--gain on debt discharge......................   $    3.86       --           --
  Net income (loss)...............................................   $    6.86    $   (0.97)   $   (1.39)


SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE           FISCAL 1997  FISCAL 1996  FISCAL 1995
------------------------------------------------------------------  -----------  -----------  -----------
                                                                               (IN THOUSANDS)
Basic and Diluted.................................................      17,876       17,900       17,894
                                                                    -----------  -----------  -----------
                                                                    -----------  -----------  -----------



NOTE 5--PROPERTY AND EQUIPMENT



    Property and equipment consists of the following:


                                                                                JANUARY 31,  FEBRUARY 1,
                                                                                   1998         1997
                                                                                -----------  -----------
                                                                                 (DOLLARS IN THOUSANDS)

Buildings and equipment under capital leases..................................   $  20,314    $  17,605
Buildings and improvements....................................................       1,989        2,193
Leasehold improvements........................................................      11,241       15,012
Furniture, fixtures, and equipment............................................       7,625       16,699
Deferred software costs.......................................................       1,325        6,650
                                                                                -----------  -----------
                                                                                    42,494       58,159
Less accumulated depreciation and amortization................................          (0)     (27,506)
                                                                                -----------  -----------
                                                                                 $  42,494    $  30,653
                                                                                -----------  -----------
                                                                                -----------  -----------



    The adoption of Fresh-Start Reporting did not result in any significant change in the remaining useful lives of the Company's property and equipment. (See Note 2.)

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 5--PROPERTY AND EQUIPMENT (CONTINUED)


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



NOTE 6--LEASES



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



    Operating lease rental expense is summarized as follows:



                                                                              FISCAL     FISCAL     FISCAL
                                                                               1997       1996       1995
                                                                             ---------  ---------  ---------
                                                                                 (DOLLARS IN THOUSANDS)
Minimum rentals............................................................  $   6,307  $   7,095  $   7,300
Contingent rentals.........................................................        616        660        496
Sublease rentals...........................................................       (999)      (959)      (803)
                                                                             ---------  ---------  ---------
                                                                             $   5,924  $   6,796  $   6,993
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------



    The Company incurred capital lease contingent rental expense of approximately $0.1 million and received sublease rentals of approximately $0.4 million during each of Fiscal 1997, Fiscal 1996 and Fiscal 1995. Capital lease interest expense was $2.0 million, $2.1 million, and $2.0 million during Fiscal 1997, Fiscal 1996, and Fiscal 1995, respectively.

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 6--LEASES (CONTINUED)


    Future minimum rental payments under capital and operating leases assumed in accordance with the Plan are summarized as follows:



                                                                                     CAPITAL    OPERATING
                                                                                     LEASES      LEASES
                                                                                    ---------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
For the fiscal years ending:
  1999............................................................................  $   2,943   $   6,596
  2000............................................................................      2,958       5,890
  2001............................................................................      2,850       5,101
  2002............................................................................      2,792       4,743
  2003............................................................................      1,984       4,132
    Thereafter....................................................................     11,891      21,475
                                                                                    ---------  -----------
      Total minimum rental payments...............................................     25,418   $  47,937
                                                                                               -----------
                                                                                               -----------
Less amounts representing interest................................................     10,128
                                                                                    ---------
Present value of obligations......................................................  $  15,290
                                                                                    ---------
                                                                                    ---------



    In addition, the Company guarantees an operating lease of a third party that operates the Company's distribution center in Kent, Washington. The current lease expires in February 2001 with one renewal option for a term of three years. Minimum monthly lease payments guaranteed by the Company pursuant to such lease approximate $21,000 per month.



NOTE 7--DEBT



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



    The Revolver will mature on January 31, 2000, subject to earlier maturity (including, as a result of acceleration, mandatory prepayment or otherwise) of the Term Loan. The Term Loan will mature on December 26, 1999, subject to earlier maturity (including, as a result of acceleration, mandatory prepayment or otherwise) of the Revolver. Lamonts will have the option to extend the maturity date of the Term Loan for two additional one-year periods (subject to earlier maturity upon maturity of the Revolver), on the terms and conditions set forth in the Loan Agreement and upon payment of a fee equal to

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 7--DEBT (CONTINUED)


approximately 5% of the outstanding amount of the Term Loan on the relevant extension date. There are no extension options in respect of the Revolver.



    Lamonts is required to make principal payments on the Term Loan of $25,000 per month commencing on October 31, 1998. A substantial portion of the principal amount of the Term Loan is scheduled to be outstanding on the maturity date of the Term Loan.



    Lamonts' borrowings under both the Revolver and the Term Loan bear interest at a floating rate of 1.50% above the annual interest rate announced from time to time by BankBoston as its "base rate" (the "Base Rate") or, at Lamonts' option, at 2.75% above the rate (fully adjusted for applicable reserve requirements) based on the rate offered dollar deposits in the interbank eurodollar market (the "Eurodollar Rate"). The rates are subject to adjustment on June 1, 1998, and annually thereafter, based upon Lamonts' financial results in accordance with the criteria set forth in the Loan Agreement. The default rate of interest under the Revolver is 3% above the Base Rate. The default rate of interest under the Term Loan prior to maturity is 7% above the non-default rate otherwise applicable, and after maturity is 7% above the non-default rate applicable to loans measured by the Base Rate. For Fiscal 1997 and Fiscal 1996, the weighted average interest rate for Base Rate loans was 10.0% and 9.75%, respectively, and the weighted average interest rate for Eurodollar Rate loans was 8.45% and 8.25%, respectively.



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



    The BankBoston Facility required that, as of the Plan Effective Date, in partial exchange for the BankBoston administrative claim against the Company's Chapter 11 estate, and in consideration for the guaranty of the Term Loan, the Surety received (i) 228,639 Class C Warrants exercisable for the purchase of an aggregate of 3,429,585 shares of Common Stock, and (ii) 10 shares of Class B Common Stock, representing all of the authorized and outstanding Class B Common Stock. (See Note 12.)

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 7--DEBT (CONTINUED)


    The Loan Agreement contains, among other things, certain covenants restricting (a) the incurrence of indebtedness, other than (i) indebtedness under the BankBoston Facility, (ii) current liabilities not incurred through the borrowing of money, (iii) indebtedness in respect of taxes or other governmental charges not yet due and payable or being contested in good faith by appropriate proceeding, (iv) scheduled indebtedness not contemplated as being discharged by the Plan, (v) certain purchase money indebtedness limited to 50% of permitted capital expenditures, and (vi) unsecured indebtedness in respect of the limited recourse arrangements under a contractual arrangement relating to the Company's charge card between the Company and Alliance Data Systems, limited to 50% of the amount of cardholders' bad debts; (b) the creation of liens, other than (i) liens securing the obligations under the BankBoston Facility, (ii) scheduled liens not contemplated as being discharged by the Plan, (iii) liens securing taxes or other governmental charges not yet due, (iv) deposits or pledges made in connection with social security obligations, (v) mechanics and similar liens less than 120 days old in respect of obligations not yet due, (vi) immaterial easements and similar encumbrances, (vii) statutory or common law landlord's liens, and (viii) purchase money security interests to the extent the indebtedness is permitted under the Loan Agreement; (c) the payment of dividends, other than (i) dividends payable solely in shares of Common Stock,
(ii) distributions by a wholly-owned subsidiary of the Company to the Company and, (iii) dividends and/or distributions contemplated by the Plan; (d) mergers, consolidations or dispositions of assets, other than (i) sales of inventory in the ordinary course, (ii) dispositions of leasehold improvements in connection with permitted store closures, and (iii) dispositions of obsolete fixtures and equipment not to exceed $100,000 in any 12 month period; (e) guarantees with respect to indebtedness of other persons, other than the guarantee of lease payments in respect of the Company's distribution center in Kent, Washington; and (f) capital expenditures, other than capital expenditures of $2,500,000, $6,500,000, $5,500,000 and $1,000,000 during Fiscal 1997, Fiscal 1998, Fiscal
1999 and the period from February 6, 2000 to February 27, 2000, respectively. In addition to the foregoing, the Company is required to maintain certain inventory levels within a range of minimum and maximum book values and a debt service coverage ratio, in each case measured on a quarterly basis as set forth in the Loan Agreement. The Company is currently in compliance with all such covenants.



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 7--DEBT (CONTINUED)



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



    Maturities of long-term debt obligations are as follows:



                                                                    (DOLLARS IN
                                                                     THOUSANDS)
                                                                --------------------
For fiscal years ending:
  1999........................................................       $      403
  2000........................................................           10,253
  2001........................................................              283
                                                                        -------
                                                                     $   10,939
                                                                        -------
                                                                        -------



    LETTERS OF CREDIT



    At January 31, 1998, the Company had no outstanding trade or stand-by letters of credit.



NOTE 8--STORE CLOSURE COSTS



    In January 1996, the Company received permission from the Bankruptcy Court to close an underperforming store and the Company conducted a going-out-of-business sale at this store through March 1996. The Company owned the building subject to a ground lease and attempted to market the building. The Company was unable to sell the building and, as a result, ownership of the building reverted to the owner of the underlying land. The write-off of the net book value of the building and leasehold improvements was included in the $3.0 million charge to reorganization expense recorded in Fiscal 1995 in connection with the closure of this store. In October 1996, the Company received approval by the Court to close four additional underperforming stores. The Company conducted going-out-of-business sales at those stores through December 1996. During Fiscal 1996, $3.1 million was charged to reorganization

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 8--STORE CLOSURE COSTS (CONTINUED)


expense in connection with the closure of these stores. There were no store closure costs in Fiscal 1997. Store closure costs for Fiscal 1996 and Fiscal 1995 are as follows:



                                                                             STORE CLOSURE COSTS
                                                                             --------------------
                                                                              FISCAL     FISCAL
                                                                               1996       1995
                                                                             ---------  ---------
                                                                                 (DOLLARS IN
                                                                                  THOUSANDS)
Write-off of property and equipment, net of obligations under capital
  leases...................................................................  $  --      $   2,362
Adjustments to inventory carrying values...................................      1,866        450
Lease termination costs....................................................      1,036     --
Other......................................................................        186        238
                                                                             ---------  ---------
                                                                             $   3,088  $   3,050
                                                                             ---------  ---------
                                                                             ---------  ---------
Amounts charged to reserve.................................................  $   5,292  $   3,247
                                                                             ---------  ---------
                                                                             ---------  ---------



    Revenues associated with the closed stores totaled $13.9 million and $16.1 million in Fiscal 1996 and Fiscal 1995, respectively. Operating income (losses) incurred from these stores, excluding the allocation of corporate expenses, interest and reorganization expenses, were $1.4 million and $(0.9) million in Fiscal 1996 and Fiscal 1995, respectively.



NOTE 9--INCOME TAXES



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 9--INCOME TAXES (CONTINUED)


    Significant components of the Company's deferred income tax assets and liabilities are as follows:



                                                                      JANUARY 31,  FEBRUARY 1,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carryovers.....................................   $  13,909    $  34,366
  Accrued payroll and related costs.................................       1,190          954
  Leasehold interests...............................................         889        2,667
  Store closure expenses............................................       4,731        5,209
  Other.............................................................       2,043        2,418
  Valuation allowance...............................................     (20,716)     (44,448)
                                                                      -----------  -----------
Total deferred income tax assets....................................       2,046        1,166
                                                                      -----------  -----------
Deferred income tax liabilities:
  Inventory.........................................................        (576)        (228)
  Property and equipment............................................      (1,470)        (938)
                                                                      -----------  -----------
Total deferred income tax liabilities...............................      (2,046)      (1,166)
                                                                      -----------  -----------
Net deferred income taxes...........................................   $       0    $       0
                                                                      -----------  -----------
                                                                      -----------  -----------



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



NOTE 10--FAIR VALUE OF FINANCIAL INSTRUMENTS



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 10--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


    REVOLVER AND TERM LOAN



    The fair value is estimated based on current rates offered for similar debt.



NOTE 11--COMMITMENTS, CONTINGENCIES AND OTHER



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



    YEAR 2000



    The Company has established a compliance program to modify or replace existing information technology systems so that such systems will not generate invalid or incorrect results in connection with processing year dates for the year 2000 and later years. The Company believes that it will achieve Year 2000 compliance by the middle of the 52 weeks ending January 29, 2000 ("Fiscal 1999") and does not

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 11--COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)


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



NOTE 12--STOCKHOLDERS' EQUITY



    As provided under the Plan, the authorized capital stock of the Company is 50,000,000 shares and consists of 39,999,990 shares of Common Stock, 10 shares of Class B Common Stock, and 10,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock").



    All equity interests existing immediately prior to consummation of the Plan were canceled and/or rejected pursuant to the Plan, and the accumulated deficit relating to such equity interests was eliminated under Fresh-Start Reporting.



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)


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



    As required under the BankBoston Facility, in consideration of the Surety's guaranty of the Term Loan, on the Plan Effective Date the Surety was issued 10 shares of Class B Common Stock representing all of the authorized and outstanding Class B Common Stock.



    PREFERRED STOCK



    The Second Restated Certificate of Incorporation of the Company provides for the issuance of 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in one or more classes or series, and the Board of Directors is authorized to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof. Because the Board of Directors has the power to establish the preferences and rights attributable to the Preferred Stock, it may afford the holders of any Preferred Stock preferences, powers and rights (including voting rights) senior to the rights of the holders of Common Stock. No shares of Preferred Stock are currently outstanding.



    WARRANTS



    Pursuant to the Plan, all outstanding warrants to purchase Old Common Stock were rejected as of the Plan Effective Date.



    CLASS A WARRANTS AND CLASS B WARRANTS



    Class A Warrants to purchase an aggregate of 2,203,320 shares of Common Stock and Class B Warrants to purchase an aggregate of 800,237 shares of Common Stock have been or will be issued by the Company in accordance with the Plan pursuant to a Warrant Agreement (the "Class A/B Warrant Agreement") entered into between the Company and Norwest Bank Minnesota, N.A., as Warrant Agent. The Class A Warrants are exercisable, in whole or in part, on the first date on which the Aggregate Equity Trading Value (as defined below) equals or exceeds $20 million and, if not previously exercised, expire on January 31, 2008. The Class B Warrants are exercisable, in whole or in part, on the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million and, if not previously exercised, expire on January 31, 2008. The exercise price for the Class A Warrants and the Class B Warrants is $.01 per share. The number and type of securities issuable upon exercise of the Class A Warrants and the Class B Warrants and the exercise price payable upon exercise thereof are subject to customary antidilution protection as described in the Class A/B Warrant Agreement.

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)


    "Aggregate Equity Trading Value" means, as of any date, the product of (a) either (i) if the Common Stock is listed on any national securities exchange or quoted on a national quotation system, the average of the daily closing prices of the Common Stock for the five (5) trading days immediately preceding such date, or (ii) if the Common Stock is not so listed or quoted, the fair market value per share of the Common Stock determined in good faith by the Company's Board of Directors as of a date within 30 days of such date, multiplied by (b) the total number of issued and outstanding shares of Common Stock as of such date (assuming for purposes of determining such number of shares the exercise in full of all in-the-money options outstanding on such date to purchase shares of Common Stock and, and for purposes of determining whether the Class B Warrants are exercisable, the exercise of all Class B Warrants which are exercisable as of such date).



    CLASS C WARRANTS



    254,043 Class C Warrants to purchase an aggregate of 3,810,645 shares of Common Stock were issued by the Company in accordance with the Plan pursuant to several Warrant Agreements (collectively, the "Class C Warrant Agreements") entered into between the Company and the initial holders of the Class C Warrants, and were distributed as follows: (i) 228,639 Class C Warrants to purchase an aggregate of 3,429,585 shares of Common Stock were distributed to the Surety as required under the BankBoston Facility and in consideration of the Surety's guaranty of the Term Loan and in partial exchange for the Surety's administrative claim against the Company's Chapter 11 estate; and (ii) 25,404 Class C Warrants to purchase an aggregate of 381,060 shares of Common Stock were distributed to the holders of Stock Options issued on the Plan Effective Date. The Class C Warrants are exercisable, in whole or in part, as follows: (a) at any time until January 31, 2002, the Class C Warrants are exercisable for an aggregate of 3,556,602 shares of Common Stock at an exercise price of $1.25 per share; and (b) at any time after the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million and until January 31, 2008, the Class C Warrants are exercisable for an aggregate of 254,043 additional shares of Common Stock at an exercise price of $.01 per share; provided that the portion of each Class C Warrant otherwise exercisable after the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million shall not be exercisable by any holder thereof unless such holder has exercised in full such holder's portion of such Class C Warrant that is currently exercisable. The number and type of securities issuable upon exercise of the Class C Warrants are subject to customary antidilution protection as described in the Class C Warrant Agreements.



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

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)


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



    STOCK OPTIONS



    The Stock Options granted pursuant to the Plan are exercisable for the purchase of 1,333,728 shares of Common Stock and consist of: (i) Base Options exercisable for the purchase of 1,000,000 shares of Common Stock with an exercise price of $1.00 per share; (ii) to prevent dilution resulting from the issuance of the Class A Warrants, Protective A Options exercisable for the purchase of an additional 244,813 shares of Common Stock with an exercise price of $0.01 per share, exercisable only on or after the date on which the Class A Warrants become exercisable; and (iii) to prevent dilution resulting from the issuance of the Class B Warrants, Protective B Options exercisable for the purchase of an additional 88,915 shares of Common Stock with an exercise price of $0.01 per share, exercisable only on or after the date on which the Class B Warrants become exercisable. In addition, to prevent dilution resulting from the issuance of the Class C Warrants to the Surety, holders of such Stock Options were issued, on a pro rata basis and with the same vesting schedule as each holder's respective Stock Options, Class C Warrants exercisable for the purchase of an aggregate of 381,060 shares of Common Stock (355,656 shares with an exercise price of $1.25 per share and 25,404 shares with an exercise price of $.01 per share).



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



    Under the terms of the Stock Option Plan, the Company has available, in addition to the shares of Common Stock reserved for issuance upon exercise of the Stock Options granted on the Plan Effective Date, an additional 375,000 shares (subject to adjustment to prevent dilution upon certain events, excluding any exercise of Class A Warrants, Class B Warrants, Class C Warrants, or Stock Options) of Common Stock for possible grants of additional stock options from time to time after the Plan Effective Date if, and to the extent, a committee appointed by the Board of Directors ("Compensation Committee"), may determine that such additional grants would be in the best interest of the Company. On February 26, 1998, the Compensation Committee reserved 335,500 of the 375,000 shares of Common Stock available for issuance upon exercise of Stock Options granted by the Compensation Committee on such

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)


date to certain executive officers of the Company, the disinterested members of the Board, and certain other senior and middle level managers of the Company. Such Stock Options have a per share exercise price of $1.00, a term of 10 years and vest as follows: 25% on the date of grant; and 25% on each annual anniversary of the date of grant.



    The following summarizes the Stock Options granted under the Stock Option Plan during Fiscal 1997:



Granted..................................................  1,333,728
Exercised................................................          0
                                                           ---------
Balance, January 31, 1998................................  1,333,728
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



    Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This information is required to be determined as if the Company has accounted for its employee stock options granted subsequent to January 31, 1995, under the fair value method of that statement.



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



    Pro Forma Income and EPS from Operations Before Extraordinary Item:



                                                                     FISCAL 1997
                                                                 -------------------
                                                                     (DOLLARS IN
                                                                      THOUSANDS
                                                                 EXCEPT SHARE DATA)
Income from operations before extraordinary item:
  As reported..................................................       $  53,546
  Pro forma net income.........................................       $  52,952
Basic and Diluted EPS from operations before extraordinary
  item:
  As reported..................................................       $    3.00
  Pro forma net income per share...............................       $    2.96

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)



    1992 STOCK OPTION PLAN



    Pursuant to the Plan, the Company's previous Nonstatutory Stock Option Plan (the "1992 Stock Option Plan") and all employee stock options outstanding under the 1992 Stock Option Plan were rejected on the Plan Effective Date. The following table summarizes the 1992 Stock Option Plan activity prior to the Effective Date:



                                                                          NUMBER OF
                                                                           OPTIONS
                                                                         -----------
Balance, January 28, 1995..............................................      374,740
  Granted..............................................................            0
  Exercised............................................................      (11,774)
  Canceled.............................................................      (43,902)
                                                                         -----------
Balance, February 3, 1996..............................................      319,064
  Granted..............................................................            0
  Exercised............................................................         (504)
  Canceled.............................................................      (43,109)
                                                                         -----------
Balance, February 1, 1997..............................................      275,451
  Rejection of options.................................................     (275,451)
                                                                         -----------
Balance, January 31, 1998..............................................            0
                                                                         -----------
                                                                         -----------



NOTE 13 - RELATED PARTY TRANSACTIONS



    In connection with a recapitalization of the Company in October 1992 (the "Recapitalization"), pursuant to which, among other things, the Company issued an aggregate of $75 million in principal amount of its Old 10 1/4% Notes, certain of the Company's post-Recapitalization stockholders, representing an aggregate of approximately 8,717,000 shares or 98% of the Old Common Stock outstanding immediately following the Recapitalization, entered into that certain Voting Agreement dated as of October 30, 1992 (the "Voting Agreement"). The Voting Agreement provided, among other things, that (i) Apollo Retail Partners ("ARP"), a holder of greater than 5% of the Old Common Stock, could designate six persons to the Board of Directors, and (ii) a majority of certain former holders of the Company's 13 1/2% Senior Subordinated Notes which were due February 1995 (the "Old 13 1/2% Notes"), which notes were exchanged for Old Common Stock pursuant to the Recapitalization, could designate two persons to the Board of Directors. Lamonts' obligations under the Voting Agreement were rejected as of the Plan Effective Date.



    In connection with the Recapitalization, the parties to the agreement effecting the Recapitalization (and/or their permitted assignees) entered into an equity registration rights agreement and a debt registration rights agreement. Under certain circumstances, the holders of at least 10% of the aggregate principal amount of the then outstanding Securities (as defined therein) covered by such agreements could exercise up to two demand registrations with respect to such Securities. The Company was required to pay all expenses (other than underwriting discounts and commissions) in connection with all such registrations. The agreements also provided for certain piggyback registration rights. The Old Common Stock held by ARP and Morgens Waterfall Vintiadis & Company, Inc. ("Morgens"), a holder of greater than 5% of the

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)


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



    As holders of Old Common Stock, certain affiliates of Morgens received 16,568 shares of Common Stock and 8,285 Class B Warrants under the Plan based on the amount of Old Common Stock beneficially owned by Morgens as reflected in the
Schedule 13D filed by Morgens on February 13, 1998. All of the Old 13 1/2% Notes and the Old Common Stock beneficially owned by Morgens were canceled on the Plan Effective Date.



    As a holder of Old Common Stock and of Old 10 1/4% Notes, Executive Life Insurance Company of New York ("ELICNY"), a holder of greater than 5% of the Old Common Stock, received 347,074 shares of Common Stock, 209,426 Class A Warrants and 71,577 Class B Warrants pursuant to the first two distributions under the Plan. ELICNY may receive additional shares of Common Stock, Class A Warrants and Class B Warrants following the resolution of pending claims filed against the Company during its Chapter 11 case. All of the Old 10 1/4% Notes and the Old Common Stock beneficially owned by ELICNY were canceled on the Plan Effective Date.



    As a holder of Old Common Stock and of Old 10 1/4% Notes, certain investment companies and accounts indirectly controlled by FMR Corp. (collectively "Fidelity") received 2,925,142 shares of Common Stock, 1,810,380 Class A Warrants and 581,184 Class B Warrants pursuant to the first two distributions under the Plan. Fidelity may receive additional shares of Common Stock, Class A Warrants and Class B Warrants following resolution of pending claims filed against the Company during its Chapter 11 case. All of the Old 10 1/4% Notes and the Old Common Stock beneficially owned by Fidelity were canceled on the Plan Effective Date.



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



NOTE 14 - BENEFIT PLANS



    PENSION PLAN



    On January 1, 1986, the Company established the Lamonts Apparel, Inc. Employees Retirement Trust (the "Pension Plan"). The Pension Plan is a noncontributory defined benefit pension plan for employees of

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 14 - BENEFIT PLANS (CONTINUED)


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



    The following table sets forth the Company's funded plan status and amounts recognized in the Company's consolidated balance sheets:



                                                                             JANUARY 31,  FEBRUARY 1,  FEBRUARY 3,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                                 (DOLLARS IN THOUSANDS, EXCEPT
                                                                                           PERCENTS)
Actuarial present value of accumulated benefit obligations, Including vested benefits of $7,215, $5,345 and $5,462 at January 31, 1998,
  February 1, 1997, and February 3, 1996, respectively                        $   7,428    $   5,598    $   5,651
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Projected benefit obligation...............................................   $   8,422    $   6,513    $   6,639
Pension Plan assets at value, primarily money market funds and guaranteed
  investment contracts                                                            6,528        6,045        5,143
                                                                             -----------  -----------  -----------
Projected benefit obligation in excess of Pension Plan assets..............       1,894          468        1,496
Unrecognized net loss from past experience different from that assumed.....      --             (347)      (1,238)
                                                                             -----------  -----------  -----------
Accrued pension cost.......................................................       1,894          121          258
Charge to equity to recognize minimum liability............................      --           --              250
                                                                             -----------  -----------  -----------
Total accrued pension cost.................................................   $   1,894    $     121    $     508
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Discount rate..............................................................       7.00%        7.75%        7.25%
Rate of increase in future compensation levels.............................        3.5%         3.5%         3.5%
Expected long term rate of return on assets................................        9.0%         9.0%         9.0%



    Amounts charged to expense under the Pension Plan were as follows:



                                                                    FISCAL     FISCAL     FISCAL
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Service cost, benefits earned during the period..................  $     336  $     404  $     414
Interest cost on projected benefit obligation....................        527        461        483
Actual return on assets..........................................       (777)      (635)      (883)
Other, including deferred recognition of asset gain..............        255        213        559
                                                                   ---------  ---------  ---------
Net pension cost.................................................  $     341  $     443  $     573
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                             LAMONTS APPAREL, INC.

                                JANUARY 31, 1998



NOTE 14 - BENEFIT PLANS (CONTINUED)


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

Date: May 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                       Title                               Date
        ---------                       -----                               ----
  /s/ Alan R. Schlesinger      Chairman of the Board, Chief
---------------------------    Executive Officer, President and
Alan R. Schlesinger            Director (Principal Executive Officer)   May 18, 1998


  /s/ Loren R. Rothschild      Vice Chairman of the Board, Chief
---------------------------    Administrative Officer and Director      May 18, 1998
Loren R. Rothschild



  /s/ Debbie A. Brownfield     Executive Vice President  and Chief
---------------------------    Financial Officer (Principal
Debbie A. Brownfield           Financial and Accounting Officer)        May 18, 1998


 /s/ Stanford Springel
---------------------------    Director                                 May 18, 1998
Stanford Springel



---------------------------    Director
John J. Wiesner


/s/ Paul M. Buxbaum
---------------------------    Director                                 May 18, 1998
Paul M. Buxbaum
