Form 10-Q
period 1998-05-02
LAMONTS APPAREL INC
filed 1998-06-16
CIK 785962

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                               -----------------------

                                      FORM 10-Q

          (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended May 2, 1998

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

                            Yes  /X/    No  / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                            Yes   /X/    No  / /

As of May 29, 1998, there were 9,000,000 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 10 shares of Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                              Exhibit Index on Page 13

                               LAMONTS APPAREL, INC.
                                     FORM 10-Q
                                    MAY 2, 1998


                                       INDEX
                                       -----


Part I.  Financial Information                                            Page
Item 1   Consolidated Financial Statements

         >    Consolidated Balance Sheets - May 2, 1998 and January         3
              31, 1998

         >    Consolidated Statements of Operations and Accumulated
              Deficit for the quarters ended May 2, 1998 and May 3, 1997    4

         >    Consolidated Statements of Cash Flows for the quarters
              ended May 2, 1998 and May 3, 1997                             5

         >    Notes to Consolidated Financial Statements                    7

Item 2   >    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

Part II.  Other Information

Item 1   >   Legal Proceedings                                              13

Item 6   >   Exhibits and Reports on Form 8-K                               13

                               LAMONTS APPAREL, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                             MAY 2, 1998             JANUARY 31, 1998
                                                                        ----------------           -------------------
Current Assets:
   Cash                                                                      $    1,949                   $    1,301
   Receivables                                                                    1,878                        1,703
   Inventories                                                                   44,795                       38,617
   Prepaid expenses and other                                                     1,434                        1,500
   Restricted cash and deposits                                                     227                        1,543
                                                                        ----------------           -------------------
      Total current assets                                                       50,283                       44,664

Property and equipment - net of accumulated depreciation and
   amortization of $1,391 and $0, respectively                                   41,462                       42,494
Leasehold interests                                                               7,899                        8,281
Restricted cash and deposits                                                      1,130                        1,130
Other assets                                                                        864                          899
                                                                        ----------------           -------------------
         Total assets                                                        $  101,638                   $   97,468
                                                                        ----------------           -------------------
                                                                        ----------------           -------------------

Current Liabilities:
   Borrowings under the Revolver                                               $ 25,972                       18,967
   Accounts payable                                                              19,293                       15,186
   Accrued payroll and related costs                                              1,896                        3,106
   Accrued taxes                                                                  1,319                          865
   Accrued interest                                                               1,127                        1,007
   Accrued reorganization expenses                                                1,167                        2,497
   Other accrued expenses                                                         6,141                        6,804
   Current maturities of long-term debt                                             503                          403
   Current maturities of obligations under capital leases                         1,477                        1,454
                                                                        ----------------           -------------------
         Total current liabilities                                               58,895                       50,289

   Long-term debt, net of current maturities                                     10,336                       10,536
   Obligations under capital leases, net of current maturities                   13,477                       13,835
   Other                                                                          1,755                        2,852
                                                                        ----------------           -------------------
      Total liabilities                                                          84,463                       77,512

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                                -                            -
   Common stock, $.01 par value; 40,000,000 shares authorized;
      Class A:  9,000,000 shares issued and outstanding                              90                           90
      Class B:  10 shares issued and outstanding                                      -                            -
   Additional paid-in-capital                                                    19,866                       19,866
   Accumulated deficit                                                           (2,781)                           -
                                                                        ----------------           -------------------
      Total stockholders' equity                                                 17,175                       19,956
                                                                        ----------------           -------------------
         Total liabilities and stockholders' equity                           $ 101,638                     $ 97,468
                                                                        ----------------           -------------------
                                                                        ----------------           -------------------



   The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND ACCUMULATED DEFICIT
                                 (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               QUARTER ENDED
                                                                         ----------------------------
                                                                         MAY 2, 1998      MAY 3, 1997
                                                                         ----------       -----------
Revenues                                                                   $ 39,471        $ 37,648
Cost of merchandise sold                                                     25,342          24,567
                                                                         ----------       -----------
   Gross profit                                                              14,129          13,081
                                                                         ----------       -----------

Operating and administrative expenses                                        13,608          14,380
Depreciation and amortization                                                 1,871           1,872
                                                                         ----------       -----------
   Operating costs                                                           15,479          16,252
                                                                         ----------       -----------

Loss from operations before other income (expense),
   and reorganization expenses                                               (1,350)         (3,171)

Other income (expense):
   Interest expense                                                          (1,436)         (1,212)
   Other income (expense)                                                         5               3
                                                                         ----------       -----------

Loss from operations before reorganization expenses                          (2,781)         (4,380)

Reorganization expenses                                                           -            (399)
                                                                         ----------       -----------

Net loss                                                                     (2,781)         (4,779)


Accumulated deficit, beginning of period                                          -        (122,704)
                                                                         ----------       -----------

Accumulated deficit, end of period                                          ($2,781)      ($127,483)
                                                                         ----------       -----------
                                                                         ----------       -----------

Basic and Diluted Loss per Common Share                                     ($ 0.31)        ($ 0.27)
                                                                         ----------       -----------
                                                                         ----------       -----------


   The accompanying notes are an integral part of the consolidated financial statements

                                LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                                 QUARTER ENDED
                                                                      --------------------------------
                                                                      MAY 2, 1998          MAY 3, 1997
                                                                      -----------          -----------
Cash flows from operating activities:
   Net loss                                                             ($ 2,781)            ($ 4,779)
Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                         1,871                1,872
     Curtailment gain                                                     (1,001)                   -
     Reorganization expenses                                                   -                  399
     Non-cash interest, including amortization of debt discount              235                   23
     Stock option expense                                                      -                   12
     Net change in current assets and liabilities                         (3,715)                (516)
     Other                                                                   (97)                   -
                                                                      -----------          -----------
           Net cash used by operating activities                          (5,488)              (2,989)
                                                                      -----------          -----------

Cash flows from investing activities:
   Capital expenditures                                                     (359)                (204)
   Other                                                                     (75)                 233
                                                                      -----------          -----------
           Net cash provided (used) by investing activities                 (434)                  29
                                                                      -----------          -----------
Cash flows from financing activities:
   Net borrowings under Revolver                                           7,005                    -
   Net borrowings under DIP Facility                                           -                2,947
   Payments on long-term debt                                               (100)                   -
   Principal payments on obligations under capital leases                   (335)                (212)
   Other                                                                       -                  (14)
                                                                      -----------          -----------
           Net cash provided by financing activities                       6,570                2,721
                                                                      -----------          -----------
Net increase (decrease) in cash                                              648                 (239)
Cash, beginning of period                                                  1,301                2,066
                                                                      -----------          -----------
Cash, end of period                                                      $ 1,949              $ 1,827
                                                                      -----------          -----------
                                                                      -----------          -----------


   The accompanying notes are an integral part of the consolidated financial statements

                                LAMONTS APPAREL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                                  QUARTER ENDED
                                                                          ----------------------------
                                                                          MAY 2, 1998      MAY 3, 1997
                                                                          -----------      -----------
Reconciliation of net change in current assets and liabilities:
   (Increase) decrease in:
      Receivables                                                             ($ 175)          ($ 433)
      Inventories                                                             (6,178)          (3,863)
      Prepaid expenses and other                                                (156)              (8)
      Restricted cash and deposits                                             1,316              (99)
   Increase (decrease) in:
      Accounts payable                                                         4,107            2,564
      Accrued payroll and related costs                                       (1,210)            (381)
      Accrued taxes                                                              454              490
      Accrued interest                                                           120              107
      Accrued reorganization expenses                                         (1,330)            (931)
      Accrued store closure costs                                                  -              (58)
      Other accrued expenses                                                    (663)           2,096
                                                                          -----------      -----------

                                                                            ($ 3,715)          ($ 516)
                                                                          -----------      -----------
                                                                          -----------      -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash interest payments made                                               $ 1,082          $ 1,088



   The accompanying notes are an integral part of the consolidated financial statements

                                LAMONTS APPAREL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     MAY 2, 1998


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. All subsidiaries of the Company are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements included herein, and related notes, should be read in conjunction with the audited, annual consolidated financial statements, and notes thereto, for the 52 weeks ended January 31, 1998 ("Fiscal 1997"), included in the Company's Annual Report on Form 10-K, as amended.


NOTE 2 - REORGANIZATION, EMERGENCE FROM CHAPTER 11 AND FRESH-START REPORTING

On January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Washington at Seattle. The Company's Modified and Restated Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on December 18, 1997 and the Company emerged from bankruptcy on January 31, 1998 ("Plan Effective Date").

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (also referred to as "Fresh-Start Reporting"), the Company adopted Fresh-Start Reporting for financial reporting purposes as of January 31, 1998. Therefore, the consolidated results of operations for the quarter ended May 2, 1998 are not comparable to the consolidated results of operations for the quarter ended May 3, 1997. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to January 31, 1998 in the consolidated results of operations.


NOTE 3 - PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following unaudited pro forma summary information reflects the financial results of the Company during the quarter ended May 3, 1997 as if the Plan had been consummated on February 2, 1997. The pro forma information does not purport to be indicative of the results of operations that would actually have been reported had such transactions actually been consummated on such date or of the results of operations that may be reported by the Company in the future.


                                                Pro forma Summary Information
                                                        Quarter Ended
                                                         May 3, 1997
                                                ------------------------------
                                                    (dollars in thousands,
                                                    except per share data)
                                                         (unaudited)
   Total revenue                                           $37,648
   Net loss                                                (4,263)
   Basic and diluted loss per common share                 ($0.47)

The adjustments reflected in the unaudited pro forma summary information above include:

   i) An adjustment to depreciation and amortization expense due to the change in the fair value of identifiable assets, property and equipment and leasehold interests.
   ii)     The elimination of historical reorganization costs.
   iii) The elimination of the historical amortization of excess of cost over net assets acquired.
   iv) The elimination of historical amortization of deferred financing fees associated with outstanding warrants to purchase common stock which were canceled on the Plan Effective Date.
   v) The elimination of historical interest expense, recording of interest expense related to facility fees on the working capital facility, and an incremental increase in interest expense associated with debt arising from deferred priority tax claims and deferred cure payments.
   vi) The elimination of historical rent expense for several stores where the landlord has agreed to concessions upon assumption of the lease.
   vii) The adjustment to the loss per common share based on the new common stock issued under the Plan.


NOTE 4 - LOSS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" beginning with its fourth quarter ended January 31, 1998. All prior period loss per common share data have been restated to conform to the provisions of this statement.

Basic and diluted loss per common share was determined based on the weighted average number of shares outstanding for the quarters ended May 2, 1998, and May 3, 1997 of 9,000,010 and 17,900,053, respectively.

As of May 2, 1998 and May 3, 1997, options and warrants to purchase common stock were not included in the computation of diluted loss per common share as the effect of assuming their exercise would be anti-dilutive.


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


NOTE 6 - PENSION PLAN

On February 26, 1998, the Board approved an amendment to the Lamonts Apparel, Inc. Employees Retirement Trust which provided that, effective April 1, 1998, benefits to participants would cease to accrue. In addition, the entry of new participants would be prohibited. Participants that are not yet vested will continue to accrue vesting service after April 1, 1998. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the projected benefit obligation decreased, and a curtailment gain of $1.0 million was recognized during the quarter ended
May 2, 1998. This curtailment gain is included in operating and administrative expenses in the consolidated statements of operations and accumulated deficit.

NOTE 7 - STOCKHOLDERS' EQUITY

On June 1, 1998, as compensation to Gordian Group, L.P. for investment banking services rendered to the Company during the Company's Chapter 11 case, the Company issued warrants exercisable for the purchase of 161,937 shares of Class A common stock ("Common Stock") with an exercise price of $1.24 per share.

On May 26, 1998, the Compensation Committee of the Board of Directors granted options to purchase Common Stock to certain executive officers of the Company and certain other senior and middle level managers and reserved an additional 35,000 shares of Common Stock for issuance upon exercise of such options, in each case pursuant to the Lamonts Apparel, Inc. 1998 Stock Option Plan. Such options have a per share exercise price of $1.00, a term of 10 years and vest as follows: 25% on the date of grant; and 25% on each annual anniversary of the date of grant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained herein, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) national and local general economic and market conditions, (ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of a significant number of customers or suppliers, (vi) fluctuations in operating results, (vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, (x) ownership of Common Stock, (xi) volatility of stock price, and
(xii) the additional risk factors identified in the Company's Registration Statement on Form S-1 (No. 333-44311) initially filed with the SEC on January 15, 1998. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect untrue events or developments.


RESULTS OF OPERATIONS

FRESH-START REVALUATION

Because Fresh-Start Reporting was adopted as of January 31, 1998, the consolidated results of operations for the quarter ended May 2, 1998 are not comparable to the consolidated results of operations for the quarter ended May 3, 1997. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to January 31, 1998 in the consolidated results of operations.

The following discussion and analysis provides information with respect to the results of operations for the quarter ended May 2, 1998 ("1st Quarter 1998") compared to the quarter ended May 3, 1997 ("1st Quarter 1997").

REVENUES. Comparable store revenues (i.e., stores open since the beginning of each of the periods presented)of $39.5 million for the 1st Quarter 1998 increased $1.8 million or 4.8% from $37.7 million for the 1st Quarter 1997. Comparable store revenues were equal to total store revenues for the 1st Quarter 1998 and for the 1st Quarter 1997. Management believes that revenues have increased due to higher average inventory levels and continued improvement in the quality of the merchandise offered in the stores compared to the prior period. There can be no assurance that a continuation of such factors will increase revenues in future periods.

GROSS PROFIT. Gross profit as a percentage of revenues increased 1.1%, from 34.7% for the 1st Quarter 1997, to 35.8% for the 1st Quarter 1998. Gross profit a year ago was negatively impacted by markdowns associated with severe winter storms.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were $13.6 million or 34.5% of sales for the 1st Quarter 1998, compared to $14.4 million or 38.2% of sales for the 1st Quarter 1997. Excluding the curtailment gain of $1.0 million (see Note 6 to the consolidated financial statements), operating and administrative expenses for the 1st Quarter 1998 were 37.0% of sales. Increased sales together with the continued implementation of expense savings initiatives accounted for the decrease as a percent to sales. This was offset by Year 2000 costs included in operating and administrative expenses for 1st Quarter 1998 of approximately $0.1 million. There were no Year 2000 costs incurred in the 1st Quarter 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.9 million for the 1st Quarter 1998 and the 1st Quarter 1997.

INTEREST EXPENSE. Interest expense was $1.4 million in 1st Quarter 1998 compared to $1.2 million for 1st Quarter 1997. Interest expense is primarily related to outstanding borrowings under the Company's BankBoston Facility, referred to below.

REORGANIZATION EXPENSES. Reorganization expenses of $0.4 million for the 1st Quarter 1997 represent costs directly related to the Company's Chapter 11 case and consists primarily of professional fees. No such costs were incurred in the 1st Quarter 1998.

NET LOSS. As a result of the foregoing, the Company recorded a net loss of $2.8 million for the 1st Quarter 1998, compared to a net loss of $4.8 million for the 1st Quarter 1997.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

In the 1st Quarter 1998, $5.5 million of cash was used by operating activities as compared to $3.0 million of cash used by operating activities in the 1st Quarter 1997. The increase is primarily due to an increase in cash used for inventory purchases, reduction of accrued expenses related to the payment of bonuses, reorganization and other expenses, and partially offset by a decrease in the net loss, after giving effect to the curtailment gain.

In the 1st Quarter 1998, $0.4 million of cash was used by investing activities as compared to $0.03 million provided by investing activities in the 1st Quarter 1997. The increase of approximately $0.5 million used by investing activities is attributable to an increase of $0.2 million incurred for capital expenditures as compared to that of the prior year. Additionally, in the 1st Quarter 1997, the Company received approximately $0.2 million from the sale of land.

During the 1st Quarter 1998, $6.6 million of cash was received from financing activities as compared to $2.7 million in the 1st Quarter 1997, the result of higher net borrowings under the Revolver.

The Company believes that borrowings under the BankBoston Facility, referred to below, trade credit, and cash generated from operations will provide the cash necessary to fund the Company's cash requirements for the next twelve months.

CAPITAL RESOURCES

The Company entered into the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated as of September 26, 1997 (the "Loan Agreement"), between the Company and BankBoston, N.A. ("BankBoston"), pursuant to which BankBoston provides Lamonts with (i) a revolving line of credit (the "Revolver") with a maximum borrowing capacity of $32 million; and (ii) a term loan in the amount of $10 million (the "Term Loan" and, together with the Revolver, the "BankBoston Facility").

The Company has expensed fees of approximately $0.3 million and $0.2 million for the BankBoston Facility during the 1st Quarter 1998 and the 1st Quarter 1997, respectively.

As of June 3, 1998, the Company had $24.5 million of borrowings outstanding under the Revolver (with additional borrowing capacity thereunder of $5.4 million) and $10.0 million outstanding under the Term Loan.


SEASONALITY

The Company's sales are seasonal, with the fourth quarter the strongest quarter as a result of the Christmas Season.

YEAR 2000

The Company has established a compliance program to modify or replace existing information technology systems so that such systems will not generate invalid or incorrect results in connection with processing year dates for the year 2000 and later years. The Company believes that it will achieve Year 2000 compliance by the middle of the 52 weeks ending January 29, 2000 and does not currently anticipate any material disruption in its operations as a result of any failure by the Company to achieve compliance. For the quarter ended May 2, 1998, the Company spent approximately $0.1 million to make its computer systems Year 2000 compliant.

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

                             PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No material change has occurred in the litigation described in "Item 3 - Legal Proceedings" on page 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, for which such item is incorporated herein by reference.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     EXHIBIT NO.    DESCRIPTION OF EXHIBIT
     -----------    ----------------------

       3.1          Second Restated Certificate of Incorporation of the
                    Registrant. (4)

       3.2          Amended and Restated By-laws of the Registrant. (4)

       4.1          Specimen Class A Common Stock certificate. (4)

       4.2          Specimen Class B Common Stock certificate. (4)

       4.3          Warrant Agreement dated January 31, 1998 between the
                    Registrant and Norwest Bank Minnesota, N.A., as Warrant
                    Agent. (2)

       4.4          Warrant Agreement dated January 31, 1998 between the
                    Registrant and Specialty Investment I LLC. (2)

       4.5          Warrant Agreement dated January 31, 1998 between the
                    Registrant and Gordian Group, L.P. (3)

       4.6          Form of Warrant Agreement dated January 31, 1998 between
                    Registrant and each of Alan R. Schlesinger, Loren R.
                    Rothschild, Debbie A. Brownfield, E.H. Bulen and Gary
                    Grossblatt. (2)

       27.1         Financial Data Schedule *

       99.1         Modified and Restated Plan of Reorganization Under Chapter
                    11 of the Bankruptcy Code. (1)

       99.2         Supplemented and Restated Disclosure Statement (As Amended)
                    re Debtor's Plan of Reorganization Under Chapter 11 of the
                    Bankruptcy Code. (1)
    -----------
       *            filed herewith

       (1) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on December 16, 1997.

       (2)          Incorporated by reference from the Company's Registration
                    Statement on Form 8-A (File No. 000-15542) filed with the
                    Commission on February 2, 1998.


     EXHIBIT NO.    DESCRIPTION OF EXHIBIT
     -----------    ----------------------

       (3)          Incorporated by reference from the Company's Registration
                    Statement on Form S-8 (File No. 333-45455) filed with the
                    Commission on February 2, 1998.

       (4)          Incorporated by reference from the Company's Registration
                    Statement on Form S-1 (File No. 333-44311) initially filed with the Commission on January 15, 1998.


(b) Reports filed on Form 8-K:

          None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Registrant:       LAMONTS APPAREL, INC.

 Date: June 15, 1998                    By:  /s/ Debbie A. Brownfield
                                        -----------------------------------
                                        Debbie A. Brownfield
                                        Executive Vice President,
                                        Chief Financial Officer, Treasurer,
                                        and Secretary