Form 10-Q
period 1998-08-01
LAMONTS APPAREL INC
filed 1998-09-14
CIK 785962

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

    (Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 1, 1998

                              OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

                           Yes  /X/         No   / /

As of August 31, 1998, there were 9,000,000 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 10 shares of Registrant's Class B Common Stock, par value $0.01 per share, outstanding.


                           Exhibit Index on Page 15


                              Page 1 of 17 pages

                               LAMONTS APPAREL, INC.
                                     FORM 10-Q
                                   AUGUST 1, 1998

                                       INDEX

                                                                                     Page
                                                                                     ----
Part I.   Financial Information

  Item 1      Consolidated Financial Statements

          >   Consolidated Balance Sheets - August 1, 1998 and January 31, 1998        3

          >   Consolidated Statements of Operations and Accumulated Deficit
                 for the quarters ended August 1, 1998 and August 2, 1997              4

          >   Consolidated Statements of Operations and Accumulated Deficit
                for the six months ended August 1, 1998 and August 2, 1997             5

          >   Consolidated Statements of Cash Flows for the six months ended
                 August 1, 1998 and August 2, 1997                                     6

          >   Notes to Consolidated Financial Statements                               8

  Item 2  >   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                 11


Part II.  Other Information

  Item 1  >   Legal Proceedings                                                       15

  Item 6  >   Exhibits and Reports on Form 8-K                                        15

                               LAMONTS APPAREL, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                    AUGUST 1, 1998      JANUARY 31, 1998
                                                                    --------------      ----------------
Current Assets:
   Cash                                                                $  1,897             $ 1,301
   Receivables                                                            3,031               1,703
   Inventories                                                           47,429              38,617
   Prepaid expenses and other                                             1,088               1,500
   Restricted cash and deposits                                              14               1,543
                                                                       --------             -------
      Total current assets                                               53,459              44,664

Property and equipment - net of accumulated depreciation and
   amortization of $2,828 and $0, respectively                           40,432              42,494
Leasehold interests                                                       6,948               7,705
Restricted cash and deposits                                              1,130               1,130
Other assets                                                                768                 899
                                                                       --------             -------
        Total assets                                                   $102,737             $96,892
                                                                       --------             -------
                                                                       --------             -------

Current Liabilities:
   Borrowings under the Revolver                                       $ 28,027             $18,967
   Accounts payable                                                      20,280              15,186
   Accrued payroll and related costs                                      2,438               3,106
   Accrued taxes                                                          1,720                 865
   Accrued interest                                                         428               1,007
   Accrued reorganization expenses                                          471               2,497
   Other accrued expenses                                                 4,909               6,228
   Current maturities of long-term debt                                     578                 403
   Current maturities of obligations under capital leases                 1,482               1,454
                                                                       --------             -------
        Total current liabilities                                        60,333              49,713

   Long-term debt, net of current maturities                             10,179              10,536
   Obligations under capital leases, net of current maturities           13,149              13,835
   Other                                                                  1,750               2,852
                                                                       --------             -------
      Total liabilities                                                  85,411              76,936

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                        -                   -
   Common stock, $.01 par value; 40,000,000 shares authorized;
      Class A:  9,000,000 shares issued and outstanding                  16,926              16,926
      Class B:  10 shares issued and outstanding                              1                   1
   Warrants - contributed capital                                         3,029               3,029
   Accumulated deficit                                                   (2,630)                  -
                                                                       --------             -------
      Total stockholders' equity                                         17,326              19,956
                                                                       --------             -------
        Total liabilities and stockholders' equity                     $102,737             $96,892
                                                                       --------             -------
                                                                       --------             -------

   The accompanying notes are an integral part of the consolidated financial statements.

                               LAMONTS APPAREL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND ACCUMULATED DEFICIT
                                    (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                             QUARTER ENDED
                                                                                   --------------------------------
                                                                                   AUGUST 1, 1998    AUGUST 2, 1997
                                                                                   --------------    --------------

Revenues                                                                            $   50,591         $   49,483
Cost of merchandise sold                                                                32,006             31,471
                                                                                    ----------         ----------
   Gross profit                                                                         18,585             18,012
                                                                                    ----------         ----------

Operating and administrative expenses                                                   15,824             16,347
Depreciation and amortization                                                            1,903              1,889
                                                                                    ----------         ----------
   Operating costs                                                                      17,727             18,236
                                                                                    ----------         ----------

Income (loss) from operations before other income (expense),
   and reorganization expenses                                                             858               (224)

Other income (expense):
   Interest expense                                                                       (709)            (1,228)
   Other income (expense)                                                                    2                  1
                                                                                    ----------         ----------

Income (loss) from operations before reorganization expenses                               151             (1,451)

Reorganization expenses                                                                      -               (595)
                                                                                    ----------         ----------

Net income (loss)                                                                          151             (2,046)

Accumulated deficit, beginning of period                                                (2,781)          (127,483)
                                                                                    ----------         ----------

Accumulated deficit, end of period                                                     ($2,630)         ($129,529)
                                                                                    ----------         ----------
                                                                                    ----------         ----------


Income (Loss) per Common Share:
   Basic                                                                               $  0.02           ($  0.11)
   Diluted                                                                             $  0.01           ($  0.11)

Weighted Average Shares Used in Computing Income (Loss) per Common Share:
   Basic                                                                             9,000,010         17,900,053
   Diluted                                                                          12,297,797         17,900,053


   The accompanying notes are an integral part of the consolidated financial statements.

                               LAMONTS APPAREL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND ACCUMULATED DEFICIT
                                    (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           SIX MONTHS ENDED
                                                                                   --------------------------------
                                                                                   AUGUST 1, 1998    AUGUST 2, 1997
                                                                                   --------------    --------------
Revenues                                                                             $  90,062          $  87,131
Cost of merchandise sold                                                                57,348             56,038
                                                                                     ---------         ----------
   Gross profit                                                                         32,714             31,093
                                                                                     ---------         ----------

Operating and administrative expenses                                                   29,432             30,727
Depreciation and amortization                                                            3,774              3,761
                                                                                     ---------         ----------
   Operating costs                                                                      33,206             34,488
                                                                                     ---------         ----------
Loss from operations before other income (expense),
   and reorganization expenses                                                            (492)            (3,395)

Other income (expense):
   Interest expense                                                                     (2,145)            (2,440)
   Other income (expense)                                                                    7                  4
                                                                                     ---------         ----------

Loss from operations before reorganization expenses                                     (2,630)                             (5,831)

Reorganization expenses                                                                      -               (994)
                                                                                     ---------         ----------

Net loss                                                                                (2,630)            (6,825)

Accumulated deficit, beginning of period                                                     -           (122,704)
                                                                                     ---------         ----------

Accumulated deficit, end of period                                                     ($2,630)         ($129,529)
                                                                                     ---------         ----------
                                                                                     ---------         ----------



Basic and Diluted Loss per Common Share                                               ($  0.29)          ($  0.38)

Weighted Average Shares Used in Computing Loss per Common Share:
   Basic                                                                             9,000,010         17,900,053
   Diluted                                                                           9,000,010         17,900,053

   The accompanying notes are an integral part of the consolidated financial statements.

                           LAMONTS APPAREL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (DOLLARS IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                   --------------------------------
                                                                                   AUGUST 1, 1998    AUGUST 2, 1997
                                                                                   --------------    --------------
Cash flows from operating activities:
   Net loss                                                                            $(2,630)           $(6,825)
Adjustments to reconcile net loss to net cash used
   by operating activities:
      Depreciation and amortization                                                      3,774              3,761
      Curtailment gain                                                                  (1,001)                 -
      Reorganization expenses                                                                -                994
      Non-cash interest, including amortization of debt discount                           433                 56
      Stock option expense                                                                   -                 24
      Net change in current assets and liabilities                                     $(7,281)            (2,681)
      Other                                                                                (78)               (34)
                                                                                       -------            -------

        Net cash used by operating activities                                           (6,783)            (4,705)
                                                                                       -------            -------
Cash flows from investing activities:
   Capital expenditures                                                                   (618)              (474)
   Proceeds from sale of assets                                                              -                  4
   Other                                                                                   (75)               257
                                                                                       -------            -------

        Net cash used by investing activities                                             (693)              (213)
                                                                                       -------            -------
Cash flows from financing activities:
   Net borrowings under Revolver                                                         9,060                  -
   Net borrowings under DIP Facility                                                         -              5,407
   Payments on long-term debt                                                             (182)                 -
   Principal payments on obligations under capital leases                                 (806)              (436)
   Other                                                                                     -                (28)
                                                                                       -------            -------

        Net cash provided by financing activities                                        8,072              4,943
                                                                                       -------            -------

Net increase in cash                                                                       596                 25
Cash, beginning of period                                                                1,301              2,066
                                                                                       -------            -------

Cash, end of period                                                                    $ 1,897            $ 2,091
                                                                                       -------            -------
                                                                                       -------            -------

   The accompanying notes are an integral part of the consolidated financial statements.

                           LAMONTS APPAREL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (DOLLARS IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                   --------------------------------
                                                                                   AUGUST 1, 1998    AUGUST 2, 1997
                                                                                   --------------    --------------
Reconciliation of net change in current assets and liabilities:
  (Increase) decrease in:
      Receivables                                                                      $(1,328)       $(1,749)
      Inventories                                                                       (8,812)        (8,879)
      Prepaid expenses and other                                                           (26)          (194)
      Restricted cash and deposits                                                       1,529           (174)
  Increase (decrease) in:
      Accounts payable                                                                   5,094          7,966
      Accrued payroll and related costs                                                   (668)           152
      Accrued taxes                                                                        855            780
      Accrued interest                                                                    (579)           194
      Accrued reorganization expenses                                                   (2,026)        (1,566)
      Accrued store closure costs                                                            -            (90)
      Other accrued expenses                                                            (1,320)           879
                                                                                       -------        -------
                                                                                       $(7,281)       $(2,681)
                                                                                       -------        -------
                                                                                       -------        -------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash interest payments made                                                         $ 2,268        $ 2,196
   Capital lease obligations incurred                                                      148              -

   The accompanying notes are an integral part of the consolidated financial statements.

                               LAMONTS APPAREL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   AUGUST 1, 1998

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All subsidiaries of the Company are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements included herein, and related notes, should be read in conjunction with the audited, annual consolidated financial statements, and notes thereto, for the 52 weeks ended January 31, 1998 ("Fiscal 1997"), included in the Company's Annual Report on Form 10-K, as amended.

Certain prior period amounts have been reclassified to conform with the current year presentation.


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

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (also referred to as "Fresh-Start Reporting"), the Company adopted Fresh-Start Reporting for financial reporting purposes as of January 31, 1998. Therefore, the consolidated results of operations for the quarter and six month period ended August 1, 1998 are not comparable to the consolidated results of operations for the quarter and six month period ended August 2, 1997. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to January 31, 1998 in the consolidated results of operations.


NOTE 3 - PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following unaudited pro forma summary information reflects the financial results of the Company for the quarter and six month period ended August 2, 1997 as if the Plan had been consummated on February 2, 1997. The pro forma information does not purport to be indicative of the results of operations that would actually have been reported had such transactions actually been consummated on such date or of the results of operations that may be reported by the Company in the future.

                                                  Pro forma Summary Information
                                                    August 2, 1997 (unaudited)
                                           ---------------------------------------------
                                           (dollars in thousands, except per share data)

                                                      Quarter       Six Months
                                                       Ended          Ended
                                                      -------       ----------
      Total Revenue                                   $49,483        $87,131
      Net Loss                                         (1,334)        (5,597)
      Basic and diluted loss per common share          ($0.15)        ($0.62)

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

NOTE 4 - INCOME (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" beginning with its fourth quarter ended January 31, 1998. All prior period loss per common share data have been restated to conform to the provisions of this statement.

For the quarter ended August 1, 1998, options and warrants to purchase common stock were included in the computation of diluted income per common share if the exercise price was lower than the applicable market price. For the six months ended August 1, 1998, and the quarter and six months ended August 2, 1997, options and warrants to purchase common stock were not included in the computation of diluted loss per common share since the effect of assuming their exercise would be anti-dilutive.

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

In March 1995, the Company brought an action against one of its landlords, Hickel Investment Company ("Hickel"), to recover overpayments of common area maintenance and other charges made to Hickel. The United States District Court for the District of Alaska has entered a judgment against Hickel for an amount in excess of $1.9 million. Hickel has since appealed the judgment and posted a bond to obtain a stay pending appeal. There can be no assurance that the Company will be successful on such appeal. As a result, no amounts related to this judgment have been recorded in the consolidated financial statements.

NOTE 6 - PENSION PLAN

On February 26, 1998, the Board approved an amendment to the Lamonts Apparel, Inc. Employees Retirement Trust which provided that, effective April 1, 1998, benefits to participants would cease to accrue. In addition, the entry of new participants would be prohibited. Participants that are not yet vested will continue to accrue vesting service after April 1, 1998. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the projected benefit obligation decreased, and a curtailment gain of $1.0 million was recognized during the first quarter ended May 2, 1998. This curtailment gain is included in operating and administrative expenses in the consolidated statements of operations and accumulated deficit.

NOTE 7 - STOCKHOLDERS' EQUITY

On June 1, 1998, as compensation to Gordian Group, L.P. for investment banking services rendered to the Company during the Company's Chapter 11 case, the Company issued warrants exercisable for the purchase of 161,937 shares of Class A Common Stock ("Common Stock") with an exercise price of $1.24 per share.

On May 26, 1998 and August 24, 1998, the Compensation Committee of the Board of Directors granted options to purchase 35,000 shares and 15,500 shares of Common Stock, respectively, to certain executive officers of the Company and certain other senior and middle level managers pursuant to the Lamonts Apparel, Inc. 1998 Stock Option Plan. Such options have a per share exercise price of $1.00, a term of 10 years and vest as follows: 25% on the date of grant; and 25% on each annual anniversary of the date of grant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report containing the words "believes," "anticipates," "expects," and words of similar import, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) national and local general economic and market conditions,
(ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of a significant number of customers or suppliers, (vi) fluctuations in operating results, (vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, (x) ownership of Common Stock, (xi) volatility of stock price, and (xii) the additional risk factors identified in the Company's Registration Statement on Form S-1 (No. 333-44311) initially filed with the SEC on January 15, 1998, and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

RESULTS OF OPERATIONS

FRESH-START REVALUATION

Because Fresh-Start Reporting was adopted as of January 31, 1998, the consolidated results of operations for the quarter and six month period ended August 1, 1998 are not comparable to the consolidated results of operations for the quarter and six month period ended August 2, 1997. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to January 31, 1998 in the consolidated results of operations.

The following discussion and analysis provides information with respect to the results of operations for the quarter ("2nd Quarter 1998") and six month period ("YTD 1998") ended August 1, 1998 compared to the quarter ("2nd Quarter 1997) and six month period ("YTD 1997") ended August 2, 1997.

REVENUES. Comparable store revenues (i.e., stores open since the beginning of each of the periods presented) of $50.6 million for the 2nd Quarter 1998 increased $1.1 million or 2.2% from $49.5 million for the 2nd Quarter 1997. Comparable store revenues of $90.1 million for YTD 1998 increased $3.0 million or 3.4% as compared to $87.1 million for YTD 1997. Comparable store revenues were equal to total store revenues for all periods presented. Management believes that revenues have increased due to higher average inventory levels and continued improvement in the quality of the merchandise offered in the stores compared to the prior period. There can be no assurance that a continuation of such factors will increase revenues in future periods.

GROSS PROFIT. Gross profit, as a percentage of revenues, increased 0.3%, from 36.4% for the 2nd Quarter 1997, to 36.7% for the 2nd Quarter 1998, due mainly to better inventory management and controls. Gross profit, as a percentage of revenues, increased 0.6%, from 35.7% for YTD 1997, to 36.3% for YTD 1998. Gross profit in the first quarter of 1997 was negatively impacted by markdowns associated with severe winter storms.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were $15.8 million or 31.3% of sales for the 2nd Quarter 1998, compared to $16.3 million or 33.0% of sales for the 2nd Quarter 1997. Operating and administrative expenses were $29.4 million or 32.7% of sales for YTD 1998, compared to $30.7 million or 35.3% of sales for YTD 1997. Excluding the curtailment gain of $1.0 million recognized in the first quarter of fiscal 1998 (see Note 6 to the consolidated financial statements), operating and administrative expenses for YTD 1998 were 33.8% of sales. Expense savings initiatives, including lower occupancy expense at the Company's leased distribution center and lower store payroll expense, partially offset by an increase in Year 2000 costs, accounted for the remainder of the reduction in operating and administrative expenses for YTD 1998 as compared to YTD 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.9 million for the 2nd Quarter 1998 and the 2nd Quarter 1997. Depreciation and amortization expense was $3.8 million for YTD 1998 and YTD 1997.

INTEREST EXPENSE. Interest expense was $0.7 million in 2nd Quarter 1998 compared to $1.2 million for 2nd Quarter 1997. Interest expense was $2.1 million for YTD 1998 compared to $2.4 million for YTD 1997. Interest expense is primarily related to outstanding borrowings under the Company's BankBoston Facility, referred to below. The decrease in both 2nd Quarter 1998 and YTD 1998, is the result of an adjustment, totaling approximately $0.8 million, for a change in estimate recorded in the 2nd Quarter 1998, offset by higher average outstanding balances on the BankBoston Facility.

REORGANIZATION EXPENSES. Reorganization expenses of $0.6 million and $1.0 million for 2nd Quarter 1997 and YTD 1997, respectively, represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees. No such costs were incurred in the 2nd Quarter 1998 or YTD 1998.

NET LOSS. As a result of the foregoing, the Company recorded net income of $0.2 million for the 2nd Quarter 1998, compared to a net loss of $2.0 million for the 2nd Quarter 1997. The YTD 1998 net loss of $2.6 million decreased $4.2 million from the net loss of $6.8 million for YTD 1997. The $4.2 million decrease is primarily due to (i) the increase in gross profit of $1.6 million, (ii) the decrease in operating and administrative expenses of $1.3 million, which includes the curtailment gain of $1.0 million, and (iii) the reduction in reorganization expenses of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $6.8 million of cash for operating activities for YTD 1998. Cash for operating activities was used to fund losses in YTD 1998, the seasonal inventory build-up required to meet the Company's sales objectives, the receivables increases that accompanied higher seasonal sales, and the payment of accrued reorganization expenses as required under the Plan. These uses of cash were partially offset by a seasonal increase in accounts payable.

Cash used for operating activities increased by $2.1 million as compared to YTD 1997. The increase is primarily due to the timing of accounts payable, reduction of accrued expenses related to the payment of bonuses, reorganization and other expenses, and offset by a decrease in restricted cash and deposits and a decrease in the net loss, after giving effect to the curtailment gain.

The Company used $0.7 million of cash in investing activities for YTD 1998, an increase of $0.5 million as compared to $0.2 million used in YTD 1997. The increase is partially attributable to an increase of $0.1 million in capital expenditures. In addition, the Company received approximately $0.2 million from the sale of land during YTD 1997.

For YTD 1998, the Company received $8.1 million of cash from financing activities as compared to $4.9 million for YTD 1997, due primarily to higher net borrowings under the Revolver.

The Company believes that borrowings under the BankBoston Facility, referred to below, trade credit, and cash generated from operations will provide the cash necessary to fund the Company's cash requirements for the foreseeable future.

CAPITAL RESOURCES

The Company entered into the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated as of September 26, 1997 (the "Loan Agreement"), between the Company and BankBoston, N.A. ("BankBoston"), pursuant to which BankBoston provides Lamonts with (i) a revolving line of credit (the "Revolver") with a maximum borrowing capacity of $32 million; and (ii) a term loan in the amount of $10 million (the "Term Loan" and, together with the Revolver, the "BankBoston Facility"). See Note 7 to the consolidated financial statements for the 52 weeks ended January 31, 1998, included in the Company's Annual Report on Form 10-K, as amended, for a description of the BankBoston Facility.

The Company expensed fees of approximately $0.5 million and $0.3 million for the BankBoston Facility during YTD 1998 and YTD 1997, respectively.

As of September 2, 1998, the Company had $25.1 million of borrowings outstanding under the Revolver (with additional borrowing capacity thereunder of $6.3 million) and $10.0 million outstanding under the Term Loan.

SEASONALITY

The Company's sales are seasonal, with the fourth quarter the strongest quarter as a result of the Christmas Season.

YEAR 2000

"Fiscal 1998" refers to the 52 weeks ending January 30, 1999, and "Fiscal 1999" refers to the 52 weeks ending January 29, 2000.

The Company has established a compliance program to modify or replace existing information technology systems to prevent the generation of invalid or incorrect results in connection with processing year dates for the year 2000 and later. The Company believes that it will achieve Year 2000 compliance by the middle of the Fiscal 1999 and does not currently anticipate any material disruption in its operations as a result of Year 2000 issues. If the Company is unable to complete its Year 2000 compliance program, the Company, in addition to the impairment of various tertiary stand-alone systems, would lose its ability to efficiently process merchandise through its leased distribution center, which might have a material adverse effect on its operations.

As of August 1, 1998, the Company estimates that 80% of its information technology ("IT") systems have been tested and are currently operating as Year 2000 compliant systems. The Company estimates that an additional 10% of its IT systems have been reviewed and modified, but not yet tested. . A summary of the expected completion dates for work currently in process to make all IT operating systems and application systems software Year 2000 compliant is as follows:

Third Quarter of Fiscal 1998:      Mainframe computer operating systems and
                                   application systems software.
Fourth Quarter of Fiscal 1998:     Mid-range computer operating systems and
                                   application systems software.
First Quarter of Fiscal 1999:      Local area network, servers and desktop
                                   personal computers.
Second Quarter of Fiscal 1999:     1.   Replacement of in-store registers,
                                        computers, and operating systems,  with
                                        new state-of-the art NCR hardware and
                                        software.
                                   2.   Full test of all systems at a disaster
                                        recovery site which will emulate the
                                        changeover to the Year 2000.

Suppliers of the Company and other third parties exchange information with the Company or rely on the Company's merchandising systems for certain sales and stock information. The Company currently does not have complete information concerning the compliance status of its suppliers or other third parties. However, because third-party failures could have a material adverse impact on the Company's ability to conduct business, confirmations are being requested from the Company's major suppliers to certify that plans are being developed to address Year 2000 issues.

Beginning in the fourth quarter of Fiscal 1998, the Company will be developing contingency plans for all IT and non-IT systems, as well as developing contingencies for dealing with those suppliers and other third parties who have not responded to Year 2000 readiness questionnaires, or who are at risk of non-compliance.

For YTD 1998 and YTD 1997, the Company spent $246,000 and $35,000, respectively, to make its computer systems Year 2000 compliant. The total cost of the project to date as of August 1, 1998, was $570,000, and the Company estimates it will spend an additional $250,000 in Fiscal 1998, and $150,000 in Fiscal 1999.

                             PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No material change has occurred in the litigation described in "Item 3 - Legal Proceedings" on page 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, for which such item is incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:



Exhibit No.          Description of Exhibit
-----------          ----------------------
  3.1                Second Restated Certificate of Incorporation of the Registrant.(4)

  3.2                Amended and Restated By-laws of the Registrant.(4)

  4.1                Specimen Class A Common Stock certificate.(4)

  4.2                Specimen Class B Common Stock certificate.(4)

  4.3                Warrant Agreement dated January 31, 1998 between the Registrant and
                     Norwest Bank Minnesota, N.A., as Warrant Agent.(2)

  4.4                Warrant Agreement dated January 31, 1998 between the Registrant and
                     Specialty Investment I LLC.(2)

  4.5                Warrant Agreement dated January 31, 1998 between the Registrant and
                     Gordian Group, L.P.(3)

  4.6                Form of Warrant Agreement dated January 31, 1998 between Registrant and each of Alan R. Schlesinger, Loren R. Rothschild, Debbie A.
                     Brownfield, E.H. Bulen and Gary Grossblatt.(2)

 11.1                Statement re:  Computation of Per Share Earnings (Loss)*

 27.1                Financial Data Schedule*

 99.1                Modified and Restated Plan of Reorganization Under Chapter 11 of
                     the Bankruptcy Code.(1)

 99.2                Supplemented and Restated Disclosure Statement (As Amended) re
                     Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy
                     Code. (1)

--------------------

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

(b)  Reports filed on Form 8-K:

     1. Form 8-K, dated July 9, 1998. Item 4 - Changes in Registrant's Certifying Accountant, related to announcing that Pricewaterhouse Coopers LLP was dismissed as the Company's independent accountants.

     2. Form 8-K, dated July 29, 1998. Item 4 - Changes in Registrant's Certifying Accountant, related to announcing the engagement of Deloitte & Touche LLP as the principal accountants to audit the Company's consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Registrant:     LAMONTS APPAREL, INC.


Date: September 11, 1998                    By:  /s/ Debbie A. Brownfield
                                            -----------------------------------
                                            Debbie A. Brownfield
                                            Executive Vice President,
                                            Chief Financial Officer, Treasurer,
                                            and Secretary