Form 10-Q
period 1998-10-31
LAMONTS APPAREL INC
filed 1998-12-15
CIK 785962

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

                    For the thirteen weeks ended October 31, 1998

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

           Yes   /x/      No    / /


As of November 30, 1998, there were 9,000,000 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 10 shares of Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                              Exhibit Index on Page 15

                                 Page 1 of 16 pages

                               LAMONTS APPAREL, INC.
                                      FORM 10-Q
                                   OCTOBER 31, 1998



                                        INDEX

Part I.   Financial Information                             Page
                                                            -----
Item 1    Consolidated Financial Statements

          Consolidated Balance Sheets -
          October 31, 1998 and January 31, 1998                3

          Consolidated Statements of Operations
          and Accumulated Deficit for the thirteen
          weeks ended October 31, 1998 and
          November 1, 1997                                      4

          Consolidated Statements of Operations and
          Accumulated Deficit for the thirty-nine weeks
          ended October 31, 1998 and November 1, 1997           5

          Consolidated Statements of Cash Flows for the
          thirty-nine weeks ended October 31, 1998 and
          November 1, 1997                                      6

          Notes to Consolidated Financial Statements            8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  11


Part II.  Other Information

Item 6    Exhibits and Reports on Form 8-K                     15


PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                                LAMONTS APPAREL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                                   OCTOBER 31, 1998        JANUARY 31, 1998
                                                                  ------------------     -------------------
                                                                     (UNAUDITED)
Current Assets:
   Cash                                                                     $ 2,354                 $ 1,301
   Receivables                                                                1,554                   1,703
   Inventories                                                               61,034                  38,617
   Prepaid expenses and other                                                 1,557                   1,500
   Restricted cash and deposits                                                  21                   1,543
                                                                  ------------------     -------------------
      Total current assets                                                   66,520                  44,664

Property and equipment - net of accumulated depreciation and
   amortization of $4,122 and $0, respectively                               29,397                  32,154
Leasehold interests                                                           7,484                   8,749
Excess reorganization value                                                   8,948                   9,296
Restricted cash and deposits                                                  1,078                   1,130
Other assets                                                                    682                     899
                                                                  ------------------     -------------------
                                                                  ------------------     -------------------
        Total assets                                                      $ 114,109                $ 96,892
                                                                  ------------------     -------------------
                                                                  ------------------     -------------------

Current Liabilities:
   Borrowings under the Revolver                                           $ 31,439                $ 18,967
   Accounts payable                                                          29,217                  15,186
   Accrued payroll and related costs                                          2,769                   3,106
   Accrued taxes                                                              1,344                     865
   Accrued interest                                                             374                   1,007
   Accrued reorganization expenses                                               65                   2,497
   Other accrued expenses                                                     5,645                   6,228
   Current maturities of long-term debt                                         628                     403
   Current maturities of obligations under capital leases                     1,482                   1,454
                                                                  ------------------     -------------------
        Total current liabilities                                            72,963                  49,713

   Long-term debt, net of current maturities                                 10,022                  10,536
   Obligations under capital leases, net of current maturities               12,767                  13,835
   Other                                                                      1,729                   2,852
                                                                  ------------------     -------------------
      Total liabilities                                                      97,481                  76,936

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                            -                       -
   Common stock, $.01 par value; 40,000,000 shares authorized;
      Class A:  9,000,000 shares issued and outstanding                      16,926                  16,926
      Class B:  10 shares issued and outstanding                                  1                       1
   Warrants - contributed capital                                             3,029                   3,029
   Accumulated deficit                                                       (3,328)                      -
                                                                  ------------------     -------------------
      Total stockholders' equity                                             16,628                  19,956
                                                                  ------------------     -------------------
                                                                  ------------------     -------------------
        Total liabilities and stockholders' equity                        $ 114,109                $ 96,892
                                                                  ------------------     -------------------
                                                                  ------------------     -------------------

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

                                         LAMONTS APPAREL, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        AND ACCUMULATED DEFICIT
                                              (UNAUDITED)
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THIRTEEN WEEKS
                                                                                 ENDED
                                                               -------------------------------------------
                                                                 OCTOBER 31, 1998   |    NOVEMBER 1, 1997
                                                               -------------------  |  -------------------
                                                                                    |
Revenues                                                                 $ 50,862   |            $ 50,263
Cost of merchandise sold                                                   32,089   |              31,760
                                                               -------------------  |  -------------------
   Gross profit                                                            18,773   |              18,503
                                                               -------------------  |  -------------------
                                                                                    |
Operating and administrative expenses                                      15,730   |              16,508
Depreciation and amortization                                               2,234   |               1,723
                                                               -------------------  |  -------------------
   Operating costs                                                         17,964   |              18,231
                                                               -------------------  |  -------------------
                                                                                    |
Income from operations before other income (expense),                               |
   and reorganization expenses                                                809   |                 272
                                                                                    |
Other income (expense):                                                             |
   Interest expense                                                        (1,513)  |              (1,415)
   Other income                                                                 6   |                   2
                                                               -------------------  |  -------------------
                                                                                    |
Loss before reorganization expenses                                          (698)  |              (1,141)
                                                                                    |
Reorganization expenses                                                         -   |                (930)
                                                               -------------------  |  -------------------
                                                                                    |
Net loss                                                                     (698)  |              (2,071)
                                                                                    |
Accumulated deficit, beginning of period                                   (2,630)  |            (129,529)
                                                               -------------------  |  -------------------
                                                                                    |
Accumulated deficit, end of period                                        ($3,328)  |           ($131,600)
                                                               -------------------  |  -------------------
                                                               -------------------  |  -------------------
                                                                                    |
                                                                                    |
                                                                                    |
Basic and Diluted Loss per Common Share                                   ($ 0.08)  |             ($ 0.12)
                                                               -------------------  |  -------------------
                                                               -------------------  |  -------------------
                                                                                    |
Weighted Average Shares Used in Computing Loss per Common Share:                    |
   Basic and Diluted                                                    9,000,010   |          17,900,053


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

                                         LAMONTS APPAREL, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        AND ACCUMULATED DEFICIT
                                              (UNAUDITED)
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THIRTY-NINE WEEKS
                                                                                 ENDED
                                                               ------------------------------------------
                                                                OCTOBER 31, 1998    |   NOVEMBER 1, 1997
                                                               -------------------  |  -------------------
                                                                                    |
Revenues                                                                $ 140,924   |           $ 137,394
Cost of merchandise sold                                                   89,437   |              87,798
                                                               -------------------  |  -------------------
   Gross profit                                                            51,487   |              49,596
                                                               -------------------  |  -------------------
                                                                                    |
Operating and administrative expenses                                      45,162   |              47,235
Depreciation and amortization                                               6,008   |               5,484
                                                               -------------------  |  -------------------
   Operating costs                                                         51,170   |              52,719
                                                               -------------------  |  -------------------
                                                                                    |
Income (loss) from operations before other income (expense),                        |
   and reorganization expenses                                                317   |              (3,123)
                                                                                    |
Other income (expense):                                                             |
   Interest expense                                                        (3,658)  |              (3,855)
   Other income                                                                13   |                   6
                                                               -------------------  |  -------------------
                                                                                    |
Loss before reorganization expenses                                        (3,328)  |              (6,972)
                                                                                    |
Reorganization expenses                                                         -   |              (1,924)
                                                               -------------------  |  -------------------
                                                                                    |
Net loss                                                                   (3,328)  |              (8,896)
                                                                                    |
Accumulated deficit, beginning of period                                        -   |            (122,704)
                                                               -------------------  |  -------------------
                                                                                    |
Accumulated deficit, end of period                                        ($3,328)  |           ($131,600)
                                                               -------------------  |  -------------------
                                                               -------------------  |  -------------------
                                                                                    |
                                                                                    |
                                                                                    |
Basic and Diluted Loss per Common Share                                   ($ 0.37)  |             ($ 0.50)
                                                               -------------------  |  -------------------
                                                               -------------------  |  -------------------
                                                                                    |
Weighted Average Shares Used in Computing Loss per Common Share:                    |
   Basic and Diluted                                                    9,000,010   |          17,900,053

             The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  THIRTY-NINE WEEKS
                                                                                        ENDED
                                                                      ------------------------------------------
                                                                        OCTOBER 31, 1998    |    NOVEMBER 1, 1997
                                                                      -------------------   |  ------------------
                                                                                            |
Cash flows from operating activities:                                                       |
   Net loss                                                                     ($ 3,328)   |           ($ 8,896)
Adjustments to reconcile net loss to net cash used                                          |
   by operating activities:                                                                 |
      Depreciation and amortization                                                6,008    |              5,484
      Gain on sale of fixed asset                                                      -    |               (123)
      Curtailment gain from pension plan                                          (1,001)   |                  -
      Reorganization expenses                                                          -    |              1,924
      Non-cash interest, including amortization of debt discount                     590    |                134
      Stock option expense                                                             -    |                 36
      Net change in current assets and liabilities                               (10,372)   |             (9,177)
      Other                                                                         (546)   |              1,088
                                                                      -------------------   |  ------------------
                                                                                            |
          Net cash used by operating activities                                   (8,649)   |             (9,530)
                                                                      -------------------   |  ------------------
                                                                                            |
Cash flows from investing activities:                                                       |
   Capital expenditures                                                           (1,217)   |             (1,050)
   Proceeds from sale of assets                                                        -    |                  4
   Other                                                                             (75)   |                257
                                                                      -------------------   |  ------------------
                                                                                            |
          Net cash used by investing activities                                   (1,292)   |               (789)
                                                                      -------------------   |  ------------------
                                                                                            |
Cash flows from financing activities:                                                       |
   Borrowings under Revolver                                                     169,075    |            154,168
   Payments under Revolver                                                      (156,603)   |           (152,909)
   Proceeds from term loan                                                             -    |             10,000
   Payments on long-term debt                                                       (289)   |                  -
   Principal payments on obligations under capital leases                         (1,189)   |               (666)
   Other                                                                               -    |                (42)
                                                                      -------------------   |  ------------------
                                                                                            |
          Net cash provided by financing activities                               10,994    |             10,551
                                                                      -------------------   |  ------------------
                                                                                            |
Net increase in cash                                                               1,053    |                232
Cash, beginning of period                                                          1,301    |              2,066
                                                                      -------------------   |  ------------------
                                                                                            |
Cash, end of period                                                              $ 2,354    |            $ 2,298
                                                                      -------------------   |  ------------------
                                                                      -------------------   |  ------------------

             The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  THIRTY-NINE WEEKS
                                                                                        ENDED
                                                                      ------------------------------------------
                                                                        OCTOBER 31, 1998   |    NOVEMBER 1, 1997
                                                                      -------------------  |  ------------------
                                                                                           |
Reconciliation of net change in current assets and liabilities:                            |
   (Increase) decrease in:                                                                 |
      Receivables                                                                  $ 150   |             ($ 721)
      Inventories                                                                (22,417)  |            (18,153)
      Prepaid expenses and other                                                    (204)  |               (703)
      Restricted cash and deposits                                                 1,574   |               (989)
   Increase (decrease) in:                                                                 |
      Accounts payable                                                            14,031   |             11,857
      Accrued payroll and related costs                                             (337)  |                240
      Accrued taxes                                                                  479   |                588
      Accrued interest                                                              (633)  |                516
      Accrued reorganization expenses                                             (2,432)  |             (2,591)
      Accrued store closure costs                                                      -   |             (1,050)
      Other accrued expenses                                                        (583)  |              1,829
                                                                      -------------------  |  ------------------
                                                                                           |
                                                                               ($ 10,372)  |           ($ 9,177)
                                                                      -------------------  |  ------------------
                                                                      -------------------  |  ------------------
                                                                                           |
SUPPLEMENTAL CASH FLOW INFORMATION:                                                        |
   Cash interest payments made                                                   $ 3,657   |            $ 3,876
   Capital lease obligations incurred                                                148   |                511

             The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                  OCTOBER 31, 1998




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

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (also referred to as "Fresh-Start Reporting"), the Company adopted Fresh-Start Reporting for financial reporting purposes as of January 31, 1998. Therefore, the consolidated results of operations for the thirteen weeks and thirty-nine weeks ended October 31, 1998 are not comparable to the consolidated results of operations for the thirteen and thirty-nine weeks ended November 1, 1997. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to January 31, 1998 in the consolidated results of operations.

NOTE 3 - PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following unaudited pro forma summary information reflects the financial results of the Company for the thirteen weeks and thirty-nine weeks ended November 1, 1997 as if the Plan had been consummated on February 2, 1997.
The pro forma information does not purport to be indicative of the results of operations that would actually have been reported had such transactions actually been consummated on such date or of the results of operations that may be reported by the Company in the future.

                          Pro forma Summary Information
                           November 1, 1997 (unaudited)
                    -------------------------------------------
                   (dollars in thousands, except per share data)

                         THIRTEEN WEEKS     THIRTY-NINE WEEKS
                              ENDED                ENDED
Total Revenue               $50,263             $137,394
Net Loss                     (1,024)              (6,621)
Basic and diluted
loss per common share        ($0.11)              ($0.74)

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

NOTE 4 - INCOME (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" beginning with the thirteen weeks ended January 31, 1998. All prior period loss per common share data have been restated to conform to the provisions of this statement.

For the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997, options and warrants to purchase common stock were not included in the computation of diluted loss per common share since the effect of assuming their exercise would be anti-dilutive.

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

NOTE 6 - PENSION PLAN

On February 26, 1998, the Board approved an amendment to the Lamonts Apparel, Inc. Employees Retirement Trust which provided that, effective April 1, 1998, benefits to participants would cease to accrue. In addition, the entry of new participants would be prohibited. Participants not vested as of April 1, 1998 will continue to accrue vesting service after April 1, 1998. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the projected benefit obligation decreased, and a curtailment gain of $1.0 million was recognized during the first quarter ended May 2, 1998. This curtailment gain is included in operating and administrative expenses in the consolidated statements of operations and accumulated deficit.

NOTE 7 - STOCKHOLDERS' EQUITY

On June 1, 1998, as compensation to Gordian Group, L.P. for investment banking services rendered to the Company during the Company's Chapter 11 case, the Company issued warrants exercisable for the purchase of 161,937 shares of Class A Common Stock ("Common Stock") with an exercise price of $1.24 per share.

The Compensation Committee of the Board of Directors granted options, as shown below, to purchase shares of Common Stock. The options were granted to certain executive officers of the Company and certain other senior and middle level managers pursuant to the Lamonts Apparel, Inc. 1998 Stock Option Plan. The options have a per share exercise price of $1.00, a term of 10 years and vest as follows: 25% on the date of grant; and 25% on each annual anniversary of the date of grant.

      Date Granted                   Options Granted
      ------------                   ---------------
      May 26, 1998                       35,000
      August 24, 1998                    15,500
      December 1, 1998                    2,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report containing the words "believes," "anticipates," "expects," and words of similar import, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although it is not possible to itemize all factors that could affect actual results, such factors include, among others, (i) national and local general economic and market conditions, (ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of a significant number of customers or suppliers, (vi) fluctuations in operating results,
(vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, (x) ownership of Common Stock, (xi) volatility of stock price, and (xii) the additional risk factors identified in the Company's Registration Statement on Form S-1 (No. 333-44311) initially filed with the SEC on January 15, 1998, and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

RESULTS OF OPERATIONS

FRESH-START REVALUATION

Because Fresh-Start Reporting was adopted as of January 31, 1998, the consolidated results of operations for the thirteen weeks and thirty-nine weeks ended October 31, 1998 are not comparable to the consolidated results of operations for the thirteen weeks and thirty-nine weeks ended November 1, 1997 due to the inclusion of reorganization expenses prior to January 31, 1998 and the change in depreciation and amortization expense related to the revaluation of assets. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to January 31, 1998 in the consolidated results of operations.

The following discussion and analysis provides information with respect to the results of operations for the thirteen weeks ("3rd Quarter 1998") and thirty-nine weeks ("YTD 1998") ended October 31, 1998 compared to the thirteen weeks ("3rd Quarter 1997") and thirty-nine weeks ("YTD 1997") ended November 1, 1997.

REVENUES. Comparable store revenues (i.e., stores open since the beginning of each of the periods presented) of $50.9 million for the 3rd Quarter 1998 increased $0.6 million or 1.2% from $50.3 million for the 3rd Quarter 1997. Comparable store revenues of $140.9 million for YTD 1998 increased $3.5 million or 2.6% as compared to $137.4 million for YTD 1997. Comparable store revenues were equal to total store revenues for all periods presented. Management believes that revenues have increased due to higher average inventory levels, continued improvement in the quality of the merchandise offered in the stores compared to the prior period, and strong sales in the Alaska market, which more than offset a decline of revenue in other markets. There can be no assurance that revenues will increase in future periods.

GROSS PROFIT. Gross profit, as a percentage of revenues, was 36.9% for the 3rd Quarter 1998, compared to 36.8% for the 3rd Quarter 1997. Gross profit, as a percentage of revenues, increased 0.4%, from 36.1% for YTD 1997, to 36.5% for YTD 1998, partially due to better inventory management and controls. In addition, gross profit in the first quarter of 1997 was negatively impacted by markdowns associated with severe winter storms.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were $15.7 million or 30.9% of sales for the 3rd Quarter 1998, compared to $16.5 million or 32.8% of sales for the 3rd Quarter 1997. Operating and administrative expenses were $45.2 million or 32.0% of sales for YTD 1998, compared to $47.2 million or 34.4% of sales for YTD 1997. Excluding the curtailment gain of $1.0 million recognized in the first quarter of fiscal 1998 (see Note 6 to the consolidated financial statements), operating and administrative expenses for YTD 1998 were 32.8% of sales. Expense savings initiatives, including lower occupancy expense at the Company's leased distribution center and lower store payroll expense, partially offset by an increase in Year 2000 remediation costs, accounted for the remainder of the reduction in operating and administrative expenses for YTD 1998 as compared to YTD 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.2 million for the 3rd Quarter 1998 and $1.7 million for the 3rd Quarter 1997. Depreciation and amortization expense was $6.0 million for YTD 1998 and $5.5 million for YTD 1997. Both increases are primarily due to the revaluation of assets in connection with fresh-start reporting.

INTEREST EXPENSE. Interest expense was $1.5 million for the 3rd Quarter 1998 compared to $1.4 million for the 3rd Quarter 1997. Interest expense was $3.7 million for YTD 1998 compared to $3.9 million for YTD 1997. Interest expense is primarily related to outstanding borrowings under the Company's BankBoston Facility, referred to below. The decrease in YTD 1998, is primarily the result of an adjustment, totaling approximately $0.8 million, for a change in estimate recorded in the twenty-six weeks ended August 1, 1998, partially offset by higher average outstanding balances on the BankBoston Facility during 1998 periods.

REORGANIZATION EXPENSES. Reorganization expenses of $0.9 million for the 3rd Quarter 1997 and $1.9 million for YTD 1997 represent costs directly related to the Company's Chapter 11 case and consist primarily of professional fees. No such costs were incurred in the 3rd Quarter 1998 or YTD 1998.

NET LOSS. As a result of the foregoing, the Company recorded a net loss of $0.7 million for the 3rd Quarter 1998, compared to a net loss of $2.1 million for the 3rd Quarter 1997. The YTD 1998 net loss of $3.3 million decreased $5.6 million from the net loss of $8.9 million for YTD 1997. The $5.6 million improvement is primarily due to (i) the increase in gross profit of $1.9 million, due mainly to the increase in store revenues, (ii) the decrease in operating and administrative expenses of $2.1 million, which includes the curtailment gain of $1.0 million, and (iii) the reduction in reorganization expenses of $1.9 million. These improvements were partially offset by the increase in depreciation and amortization expense of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company used $8.6 million of cash for operating activities for YTD 1998. Cash for operating activities was used to fund losses in YTD 1998, the seasonal inventory build-up required to meet the Company's sales objectives, and the payment of accrued reorganization expenses as required under the Plan. These uses of cash were partially offset by a seasonal increase in accounts payable.

Cash used for operating activities decreased by $0.9 million as compared to YTD 1997. The reduction is primarily due to the decrease in the net loss (after giving effect to the curtailment gain) and a reduction in restricted cash due to emergence from Chapter 11. These increases in cash provided by operating activities were partially offset by a reduction of accrued expenses related to the payment of bonuses, reorganization and other expenses, and an increase in inventory levels (net of the increase in accounts payable), compared to YTD 1997.

The Company used $1.3 million of cash in investing activities for YTD 1998, representing an increase of $0.5 million as compared to $0.8 million used in YTD 1997. The increase is partially attributable to higher capital expenditures. In addition, the Company received approximately $0.2 million from the sale of land during YTD 1997.

For YTD 1998, the Company received $11.0 million of cash from financing activities as compared to $10.6 million for YTD 1997, due primarily to higher net borrowings under the Revolver.

As of October 31, 1998, the Company had a working capital ratio of 0.9. The Company believes that borrowings under the BankBoston Facility, referred to below, trade credit, and cash generated from operations will provide the cash necessary to fund the Company's cash requirements for the foreseeable future.

CAPITAL RESOURCES

The Company entered into the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated as of September 26, 1997 (the "Loan Agreement"), between the Company and BankBoston, N.A. ("BankBoston"), pursuant to which BankBoston provides Lamonts with (i) a revolving line of credit (the "Revolver") with a maximum borrowing capacity of $32 million, $35 million for the period October 15, 1998 to December 15, 1998; and (ii) a term loan in the amount of $10 million (the "Term Loan" and, together with the Revolver, the "BankBoston Facility"). In addition, the Company must maintain a Revolver balance of less than $20.5 million for 30 consecutive days between December 15, 1998 and January 31, 1999. See Note 7 to the consolidated financial statements for the 52 weeks ended January 31, 1998, included in the Company's Annual Report on Form 10-K, as amended, for a description of the BankBoston Facility.

The Company expensed fees of approximately $0.8 million YTD 1998 and $0.6 million YTD 1997 for the BankBoston Facility.

As of December 9, 1998, the Company had $22.9 million of borrowings outstanding under the Revolver and $9.950 million outstanding under the Term Loan. To meet its obligation under the Revolver and to maintain borrowings under the Revolver at less than $20.5 million for 30 consecutive days between December 15, 1998 and January 31, 1999, the Company intends to pay down borrowings during such period with cash flow from operations.

SEASONALITY

The Company's sales are seasonal, with the fourth quarter historically being the strongest quarter as a result of the holiday season.

YEAR 2000

"Fiscal 1998" refers to the 52 weeks ending January 30, 1999, and "Fiscal 1999" refers to the 52 weeks ending January 29, 2000.

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations.

The Company has established a compliance program to modify or replace existing information technology systems to prevent the generation of invalid or incorrect results in connection with processing year dates for the year 2000 and later. The Company believes that it will complete its Year 2000 modifications by the third quarter of Fiscal 1999 and, based on its current understanding of its systems, does not currently anticipate any material disruption in its operations as a result of Year 2000 issues. However, if such modifications or replacements are not properly made, or are not timely completed, the reasonably worst case scenario is that various non-essential stand-alone systems would be impaired and the Company would lose its ability to efficiently process merchandise through its leased distribution center, which might have a material adverse effect on its operations.

As of October 31, 1998, the Company estimates that 80% of its information technology ("IT") systems have been tested and are currently operating as Year 2000 compliant systems. The Company estimates that an additional 10% of its IT systems have been reviewed and modified, but not yet tested. A summary of the expected completion dates for work currently in process to make all IT operating systems and application systems software Year 2000 compliant is as follows:

Fourth Quarter of Fiscal 1998:     Mid-range computer operating
                                   systems and application systems
                                   software.
First Quarter of Fiscal 1999:      Local area network, servers and
                                   desktop personal computers.
Second Quarter of Fiscal 1999:     Full test of all systems at a
                                   disaster recovery site which will
                                   emulate the changeover to the Year
                                   2000.
Third Quarter of Fiscal 1999       1. Replacement of in-store
                                      registers, computers, and
                                      operating systems, with new
                                      state-of-the art NCR hardware
                                      and software.
                                   2. Leased distribution center

Suppliers of the Company and other third parties exchange information with the Company or rely on the Company's merchandising systems for certain sales and stock information. The Company currently does not have complete information concerning the compliance status of its suppliers or other third parties. However, because third-party failures could have a material adverse impact on the Company's ability to conduct business, the Company plans to request confirmations from major suppliers to certify that plans are being developed to address Year 2000 issues.

Beginning in the fourth quarter of Fiscal 1998, the Company will develop contingency plans for all IT and non-IT systems, as well as develop contingencies for dealing with those suppliers and other third parties who have not responded to Year 2000 readiness questionnaires, or who are at risk of non-compliance.

The Company spent $352,000 YTD 1998 and $325,000 through Fiscal 1997 to make its computer systems Year 2000 compliant. The total cost of the project to date as of October 31, 1998, was $677,000, and the Company estimates it will spend an additional $150,000 in the remainder of Fiscal 1998, and $150,000 in Fiscal 1999.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, cooperation of vendors and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company presently believes that Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that Year 2000 issues will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

                             PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

           Exhibit No.           Description of Exhibit
           -----------           ----------------------
              *10.24           First Amendment dated January 8, 1998 to Amended
                               and Restated Debtor in Possession and
                               Exit Financing Loan Agreement dated September
                               26, 1997 among the Registrant, certain
                               financial institutions and BankBoston, as agent.

              *10.25 Second Amendment dated April 1, 1998 to Amended and Restated Debtor in Possession and Exit
                               Financing Loan Agreement dated September 26,
                               1997 among the Registrant, certain financial institutions and BankBoston, as agent.

              *10.26           Third Amendment dated September 23, 1998 to
                               Amended and Restated Debtor in Possession and
                               Exit Financing Loan Agreement dated September
                               26, 1997 among the Registrant, certain
                               financial institutions and BankBoston, as agent.

              *27.1            Financial Data Schedule

        --------------
              *                 filed herewith

(b)           Reports filed on Form 8-K:

                                None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Registrant:      LAMONTS APPAREL, INC.
                               ---------------------

Date: December 14, 1998        By:  /s/ Debbie A. Brownfield
                               ----------------------------------
                               Debbie A. Brownfield
                               Executive Vice President,
                               Chief Financial Officer, Treasurer,
                               and Secretary