Form 10-K
period 1999-01-30
LAMONTS APPAREL INC
filed 1999-04-30
CIK 785962

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

(Mark One)
      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934: For the fiscal year ended January 30, 1999

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934: For the transition period from _______ to _______

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Class A Common Stock, par value $0.01 per share and related Stock Purchase
Rights
                Class A Warrants to purchase Class A Common Stock
                Class B Warrants to purchase Class A Common Stock
                Class C Warrants to purchase Class A Common Stock
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes /X/  No
                                      ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of April 15 ,1999, was approximately $4,477,000 (based on the average bid and ask price of such stock on such date). For purposes of this calculation, the voting stock held by Dallas C. Troutman has been included.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.
                                   Yes /X/  No
                                      ----    ----

As of April 15, 1999, there were 9,000,000 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 10 shares of Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                            Exhibit Index on Page 45

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report containing the words "believes," "anticipates," "expects," and words of similar import, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) national and local general economic and market conditions,
(ii) demographic changes, (iii) liability and other claims asserted against the Company, (iv) competition, (v) the loss of a significant number of customers or suppliers, (vi) fluctuations in operating results, (vii) changes in business strategy or development plans, (viii) business disruptions, (ix) the ability to attract and retain qualified personnel, (x) ownership of Common Stock, (xi) volatility of stock price, (xii) delays on the part of the Company or suppliers or other third parties in achieving year 2000 compliance, and (xiii) the additional risk factors identified in the Company's Registration Statement on Form S-1 (No. 333-44311) initially filed with the SEC on January 15, 1998 (as amended from time to time), and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                                     PART I

ITEM 1 - BUSINESS

GENERAL BACKGROUND

Lamonts Apparel, Inc. (the "Company" or "Lamonts") is a promotionally oriented, Northwest-based regional retailer with 38 stores in five states. The Company offers an assortment of moderately priced fashion apparel and home and fashion accessories at competitive prices for the entire family. The Company, which has been operating in the Northwest for over 30 years, is well recognized in the region as a retailer of nationally recognized brand name apparel such as Levi, Liz Claiborne, Lee, Bugle Boy, Jockey, Alfred Dunner, OshKosh, Adidas, Nike, and Health-Tex. Lamonts purchases goods from approximately 700 vendors and uses a distribution center in Kent, Washington for processing and warehousing merchandise for distribution to its stores. The Company employs approximately 1,500 people in salaried, hourly, or part-time positions. The Company's stores average approximately 47,000 square feet and are generally located in shopping centers and malls.

CHAPTER 11 REORGANIZATION

BACKGROUND

On January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Washington at Seattle. The Company's Modified and Restated Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on December 18, 1997, and the Company emerged from bankruptcy on January 31, 1998 ("Plan Effective Date").

PLAN

The overall purpose of the Plan was to (i) alter the debt and capital structure of the Company to permit it to emerge from Chapter 11 and (ii) settle, compromise or otherwise dispose of certain claims on terms that the Company considered to be reasonable.

The Plan resulted in an approximate $90 million net reduction in the total indebtedness and liabilities subject to reorganization of the Company. The Plan provided generally for, among other things, payment in full by the Company of administrative expenses, certain other priority claims and secured claims, other than the claim of BankBoston, N.A. ("BankBoston"), the agent and lender under the Company's bank credit facility (the "BankBoston Facility"), (which was left unimpaired), cancellation of certain indebtedness in exchange for new equity securities of the Company, the discharge of certain other pre-petition claims, the cancellation of then existing equity securities of the Company in exchange for new equity securities of the Company, the assumption or rejection of executory contracts and unexpired leases and the designation of a new board of directors. In addition, the Plan provided that the Company assume all of its obligations under the BankBoston Facility, including any unpaid accrued interest, fees, costs and charges.

DEBTOR-IN-POSSESSION ("DIP") FINANCING AND EXIT FINANCING

During its Chapter 11 case, the Company received debtor-in-possession financing from BankBoston pursuant to a loan and security agreement, dated June 4, 1996 (the "Prior Loan Agreement") between the Company and BankBoston. On September 26, 1997, the Prior Loan Agreement was amended and restated as set forth in the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement (the "Loan Agreement"), between the Company and BankBoston. Pursuant to the Loan Agreement, BankBoston provides Lamonts with (i) a revolving credit facility (the "Revolver") with a maximum borrowing capacity of $32 million and (ii) a term loan in the amount of $10 million (the "Term Loan"). See Note 7 to the Consolidated Financial Statements for a description of the Term Loan, Revolver and BankBoston Facility.

ACQUISITION OF SECURITIES BY TROUTMAN INVESTMENT COMPANY

On January 4, 1999, Troutman Investment Company ("Troutman Investment") filed with the SEC a report stating that on December 23, 1998, Troutman Investment acquired 2,925,140 shares of Class A Common Stock, 1,810,380 Class A Warrants, and 581,181 Class B Warrants from certain investment companies and accounts indirectly controlled by FMR Corp. (collectively "Fidelity") with the stated intent of entering into discussions with the Company regarding a possible merger of the two Companies. Troutman Investment's principal business is the operation of retail stores selling fashion apparel and home and fashion accessories.

In January, 1999, the Company commenced preliminary discussions with Troutman Investment with respect to a possible merger between the Company and Troutman Investment. Additionally, the Board of Directors of the Company adopted a Stockholder Rights Plan (See Note 12 to the Consolidated Financial Statements) and certain amendments to the Company's Bylaws . The Company does not intend to disclose any details of the discussions with Troutman Investment pending their outcome.

On March 10, 1999, Troutman Investment transferred all of its securities of Lamonts Apparel, Inc. to Dallas C. Troutman, president and controlling stockholder of Troutman Investment.

OPERATIONS

Lamonts offers an assortment of moderately priced fashion apparel, and home and fashion accessories for the entire family at competitive prices.

PROMOTION AND MARKETING - Sales promotion and inventory allocation decisions are made centrally by Lamonts' corporate staff. The Company generally maintains uniform inventory, pricing decisions, selection of promotional goods and markdown policies throughout all of its locations.

Lamonts advertises primarily through radio, television, newspaper and newspaper inserts, direct mail, and charge statement inserts. The Company's promotional strategy targets specific merchandise products and consumer groups, including holders of its proprietary credit card, for sales events.

SHOE LICENSEE - Lamonts utilizes a licensee, Shoe Corporation of America ("SCOA"), for its shoe department. Income derived from the rental fees charged to the licensee is reported as an offset to operating expenses. The rental fees paid to Lamonts by SCOA (approximately $1.4 million for the 52 weeks ended January 30, 1999 ("Fiscal 1998")) range from 10% to 12% of annual net sales generated by the licensee. The license agreement with SCOA expires in January 2001 with one three-year optional extension.

PURCHASING - The Company's centralized buying organization includes general merchandise managers, divisional merchandise managers, and buyers responsible for maintaining vendor relationships. The Company purchases its merchandise from approximately 700 vendors and is not dependent on any single source of supply. The Company also has a membership in Frederick Atkins, Inc. ("Atkins"), a merchandising consultant and buying cooperative, which provides certain private label merchandise to the Company. In connection with its membership, the Company maintains a noncurrent deposit of approximately $1.0 million. The Company maintains no long-term commitments with any supplier and believes that there will continue to be an adequate supply of merchandise to satisfy its current and anticipated requirements. However, like other apparel retailers, the Company is highly dependent upon its ability to obtain trade credit.

On March 31, 1999, the Company informed Atkins that it was terminating its membership in Atkins in accordance with the terms of an agreement, which provides that either party may terminate the agreement at the end of any calendar month by giving at least 18 months prior written notice to the other party. In the opinion of management, the termination of its membership in Atkins will not have a material adverse effect on the business of Lamonts.

DISTRIBUTION - The Company utilizes a contractor, Assembly Transportation Distribution Systems, Inc. ("ATD"), to operate its distribution center pursuant to an agreement dated April 30, 1998, that continues through February 2001. Monthly operating fees payable to ATD are $16,164, in addition to reimbursements for specified costs incurred in connection with the operations of the distribution center. Through its dedicated distribution center, the Company generally receives, tickets and ships merchandise to its stores within a two-to-three day period. The Company believes that this distribution center enables it to monitor vendor shipments effectively, reduce receiving and marking expenses, reduce related transportation costs, improve inventory control, and reduce inventory shrinkage.

The current lease for the distribution center, which is guaranteed by the Company, covers 62,500 square feet of space through February 2001. The amount of lease payments guaranteed by the Company pursuant to the lease is approximately $21,000 per month. See "Item 2 - Properties."

STORE OPERATIONS - The Company's store management team consists of a senior vice president, three regional directors and 36 store managers. Two of the three regional directors also serve as store managers. Store managers are primarily responsible for hiring and supervising store personnel and for day-to-day store operations. A typical Lamonts store employs a staff of 25 to 40 people, including the store manager, two to four area sales managers and 20 to 35 sales associates, approximately two-thirds of whom are part-time.

EMPLOYEES - The Company employs approximately 1,500 people, approximately two-thirds of whom are part-time. Approximately 325 employees working in Seattle, Washington stores are represented by the United Food and Commercial Workers Union pursuant to a contract that expires June 12, 1999. Approximately 40 employees working in the Wenatchee, Washington store are represented by the United Food and Commercial Workers Union. These employees have not negotiated a collective bargaining agreement, and they work under the same working conditions as the Company's nonunion employees. Approximately 20 employees working in the Kirkland corporate office are represented by the United Food and Commercial Workers Union pursuant to a contract that expires on March 31, 2000. Management believes that its employee relations are good.

COMPETITION - Lamonts competes with other specialty retail apparel stores, department stores and discount and mass merchandisers on the basis of product range, quality, fashion, price and service. The Company attempts to differentiate itself from its competitors by positioning itself as a focused specialty retailer with emphasis on casual wear and high quality branded products, as well as its private label, "Northwest Outfitters." Principal competitors in one or more of the Company's market areas include The Bon Marche (a division of Federated Department Stores, Inc.), Nordstrom, J.C. Penney Co., Inc., Sears Roebuck and Company, and Mervyn's (a division of Dayton-Hudson Corporation). Many of the Company's competitors have substantially greater financial resources than Lamonts.

TRADEMARKS - The Company currently owns various registered trademarks which are part of its private label program. Management believes that, although these trademarks are significant, the Company's business is not dependent on any of the rights.

CREDIT POLICY - The Company offers its customers various methods of payment including cash, check, Lamonts charge card, certain major credit cards and a lay-away plan. Since its inception in July 1988, the Company's charge card program has expanded to approximately 675,000 accounts, of which approximately 165,000 had transactions within the last year.

The Company's proprietary charge card, administered and owned by Alliance Data Systems ("ADS"), provides for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Through a contractual arrangement, as amended (the "Alliance Agreement"), ADS owns the receivables generated from purchases made by customers using the Lamonts charge card.

The Alliance Agreement provides that the Company will be charged a discount fee of 1.95% of Net Sales, as that term is defined in the Alliance Agreement. Additionally, the Alliance Agreement provides for a supplemental discount fee equal to one-tenth of one percent (0.1%) of Net Sales for each one million dollar increment that Net Sales for a subject year are less than $48.0 million (the "Minimum Level") up to a total maximum fee of 3% of the Net Sales for the subject year. ADS waived the supplemental discount fee for the 52 weeks ended January 31, 1998 ("Fiscal 1997"). In the event of store closures, the Alliance Agreement provides that the Minimum Level may be decreased. The Company is not responsible for any net bad debt expense. Discount fees totaled approximately $0.8 million in Fiscal 1998 and $0.9 million in Fiscal 1997.

The Alliance Agreement provides that either party may terminate the agreement after June 22, 1999 upon 180 days prior written notice. In December 1998, the Company gave notice of termination. The Company intends to enter into an agreement with a new administrator effective in mid-1999.

RETURN POLICY - The Company exchanges or issues a credit if a customer is not completely satisfied with any Lamonts purchase. Management believes that the Company's customer return policy and experience is consistent with industry practices.

INFORMATION SYSTEMS - In recent years the Company has invested in the development of management information systems (MIS) in the areas of merchandise reporting, distribution and allocation, customer service (full and promotional price look-up at the register), as well as financing, credit authorization, and store operations.

The Company uses the Universal Product Code (UPC) on each ticket and automatic price look-up and electronic data interchange (EDI) for re-ordering basic merchandise and for vendor-provided advance ship notices (ASN's) which improves in-stock inventories on predictable, basic merchandise. The point-of-sale (POS) data provides the basis for merchandise unit reporting, merchandise allocation decisions and the electronic transmission of orders. In addition to running its own automatic basic stock replenishment system, the Company also uses automatic basic merchandise replenishment programs offered by key vendors.

Sales and POS markdowns are monitored daily by using POS terminals to record ticketed information, which flows electronically from the stores to the corporate office and then to the service bureau referred to below. These sales and POS markdowns are combined with receipt, on-hand and on-order information to support merchant reports, and on-line screens at the department, vendor, class style, and in some cases, color/size or UPC level.

Current MIS efforts are focused on enhancing vendor reporting and classification to the merchants and Year 2000 preparations, as well as a new POS platform to support enhanced customer service and future direct marketing initiatives.

The Company utilizes an outside service bureau, Affiliated Computer Services, Inc. ("ACS"), for its mainframe computer processing pursuant to a contract that continues through February 2000. Fees payable to ACS under the contract are based on CPU utilization and other miscellaneous charges. The minimum monthly fee payable to ACS under the contract is $50,000. In addition, ACS licenses certain system and application software programs to the Company.

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

The Company currently operates 38 stores in the following locations:

Alaska (7)                            Washington (23)                        Utah (1)
------------------------              ----------------------------------     ----------------
-  Anchorage:  3 stores               -  Seattle:            6 stores        -   Logan
-  Fairbanks                          -  Bellevue/Eastside:  4 stores
-  Juneau                             -  Spokane:            2 stores
-  Soldotna                           -  Tacoma:             2 stores        Oregon (2)
                                                                             ----------------
-  Wasilla                            -  Aberdeen
                                      -  Marysville                          -   Astoria
Idaho (5)                             -  Moses Lake                          -   Corvallis
------------------------
                                      -  Olympia
-  Coeur d'Alene                      -  Port Angeles
-  Idaho Falls                        -  Silverdale
-  Lewiston                           -  Tri-Cities
-  Moscow                             -  Wenatchee
-  Pocatello                          -  Yakima


Of the 38 stores, 14 are located in regional malls, 15 are located in community malls, three are located in strip centers, and six are located in free-standing locations.

All of the Company's stores are currently operated in facilities leased by the Company, except one which is operated in a building owned by the Company subject to a ground lease which expires in 2015. The leases for these facilities have terms up to 30 years, with an average remaining term of six years, not including additional option periods. The Company leases approximately 30,000 square feet for its principal office in Kirkland, Washington. The lease expires in May 2006.

The Company's stores range from 20,700 to 80,000 square feet in size, with a typical store averaging approximately 47,000 square feet. The interiors of Lamonts' stores are decorated and organized to maximize traffic flow and merchandise exposure. Signage and service facilities, such as fitting rooms and customer service areas, are designed to create a pleasant and convenient shopping environment.

The Company has an agreement with ATD, which provides distribution and merchandise processing services for Lamonts on a cost plus fee reimbursement basis. As part of the agreement, the Company is a guarantor of the lease of the distribution center located in Kent, Washington. The lease expires in February 2001.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of Fiscal 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Pursuant to the Plan, the Company's Class A Common Stock, par value $0.01 per share ("Common Stock"), was delivered to Norwest Bank Minnesota, N.A., as exchange agent, on January 31, 1998, for distribution to unsecured creditors and shareholders. The Common Stock is quoted on the OTC Bulletin Board ("OTC") and is listed under the symbol "LMNT."

The average bid and ask price of the Common Stock on April 15, 1999 was $0.50. As of April 15, 1999, there were 1,100 holders of record of the Common Stock.

The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock (Fiscal 1998) and the common stock issued to the former holders of Lamonts common stock ("Old Common Stock") (Fiscal 1997) as quoted on the OTC under the symbol "LMNT". The bid prices, as stated, represent inter-dealer prices without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

----------------------------------------------------  --------------

Fiscal 1998 (Common Stock):                High            Low
-------------------------------------  -------------  --------------
Thirteen weeks ended May 2                  2              5/8
Thirteen weeks ended August 1               1 5/16         3/8
Thirteen weeks ended October 31              13/16         3/8
Thirteen weeks ended January 30             1 1/2          1/4

----------------------------------------------------  --------------

Fiscal 1997 (Old Common Stock):            High            Low
-------------------------------------  -------------  --------------

Thirteen weeks ended May 3                 1/8            1/16
Thirteen weeks ended August 2              1/8            1/16
Thirteen weeks ended November 1            3/16           1/16
Thirteen weeks ended January 31            1/4            1/16

DIVIDENDS

The Company has never declared or paid cash dividends on its Common Stock or its Old Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements, the financial condition of the Company, and such other factors as the Company's Board of Directors may consider. The ability of the Company to pay dividends is directly and indirectly restricted under the terms of the BankBoston Facility. Such restrictions prohibit the payment of dividends for the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8. The following financial data is not necessarily comparable for the periods presented because of the effects of Fresh-Start Reporting as of January 31, 1998, due to the inclusion of reorganization expenses prior to January 31, 1998. Accordingly, a vertical black line is shown to separate post-emergence operations from those prior to January 31, 1998 in the statement of operations data and to separate the January 31, 1998 consolidated balance sheet data from the prior year since it is not prepared on a comparable basis.

ITEM 6 - SELECTED FINANCIAL DATA

                              LAMONTS APPAREL, INC.
                  (Dollars in thousands, except per share data)

                                                              52 weeks ended |  52 weeks ended    52 weeks ended
                                                               Jan 30, 1999  |   Jan 31, 1998       Feb 1, 1997
                                                              -------------- |  --------------    --------------
                                                                             |
STATEMENT OF OPERATIONS DATA                                                 |
Revenues (1)                                                      $209,585   |      $201,623          $203,602
Cost of merchandise sold                                           137,651   |       131,700           130,480
                                                                 ---------   |     ---------         ---------
    Gross profit                                                    71,934   |        69,923            73,122
                                                                 ---------   |     ---------         ---------
Operating and administrative expenses                               63,343   |        67,844            67,173
Depreciation and amortization                                        8,024   |         7,141             7,999
Impairment of long-lived assets                                       --     |          --               4,170
Store closure costs                                                   --     |          --                --
                                                                 ---------   |     ---------         ---------
    Operating costs                                                 71,367   |        74,985            79,342
                                                                 ---------   |     ---------         ---------
                                                                             |
Income (loss) from operations before other                                   |
    income (expense), reorganization                                         |
    expenses, fresh-start revaluation,                                       |
    and extraordinary item                                             567   |        (5,062)           (6,220)
                                                                             |
Other income (expense):                                                      |
    Interest expense (2)                                            (5,042)  |        (5,900)           (5,053)
    Other income (expense)                                              14   |             8                12
                                                                 ---------   |     ---------         ---------
Loss from operations before reorganization expenses,                         |
    fresh-start revaluation and extraordinary item                  (4,461)  |       (10,954)          (11,261)
Reorganization expenses                                               --     |        (5,995)           (6,037)
Fresh-start revaluation                                               --     |        70,495              --
                                                                 ---------   |     ---------         ---------
Income (loss) before income taxes and extraordinary item            (4,461)  |        53,546           (17,298)
Income tax benefit                                                    --     |          --                --
                                                                 ---------   |     ---------         ---------
Income (loss) before extraordinary item                             (4,461)  |        53,546           (17,298)
Extraordinary item - gain on debt discharge                              0   |        69,158                 0
                                                                 ---------   |     ---------         ---------
    Net income (loss)                                              ($4,461)  |      $122,704          ($17,298)
                                                                 ---------   |     ---------         ---------
                                                                 ---------   |     ---------         ---------
Net income (loss) before extraordinary item per                              |
    Common Share, Basic and Diluted (3)                             ($0.50)  |         $3.00            ($0.97)
                                                                 ---------   |     ---------         ---------
                                                                 ---------   |     ---------         ---------
Net income (loss) per Common Share, Basic and Diluted (3)           ($0.50)  |         $6.86            ($0.97)
                                                                 ---------   |     ---------         ---------
                                                                 ---------   |     ---------         ---------
Shares Used in Computing Earnings (Loss) per                                 |
    Common Share (in thousands), Basic and Diluted (3)               9,000   |        17,876            17,900
                                                                 ---------   |     ---------         ---------
                                                                 ---------   |     ---------         ---------
BALANCE SHEET DATA (at end of period)
Working capital (deficit)                                         ($16,662)          ($5,049)    |     ($3,357)
Total assets                                                        93,895            96,892     |      93,272
Liabilities subject to settlement under                                                          |
    reorganization proceedings                                        --                --       |     102,858
Long term debt and obligations under capital                                                     |
     leases, net of current maturities                              12,490            24,371     |       2,846
Stockholders' equity (deficit)                                      14,602            19,956     |     (59,553)


                                                                                  (unaudited)
                                                              53 weeks ended     52 weeks ended
                                                              Feb 3, 1996 (4)    Jan 28, 1995 (4)
                                                              ---------------    ----------------
STATEMENT OF OPERATIONS DATA
Revenues (1)                                                      $199,548          $231,199
Cost of merchandise sold                                           131,677           175,330
                                                                 ---------         ---------
    Gross profit                                                    67,871            55,869
                                                                 ---------         ---------
Operating and administrative expenses                               71,372            87,807
Depreciation and amortization                                        9,232            11,355
Impairment of long-lived assets                                       --                --
Store closure costs                                                   --               7,200
                                                                 ---------         ---------
    Operating costs                                                 80,604           106,362
                                                                 ---------         ---------
Income (loss) from operations before other
    income (expense), reorganization
    expenses, fresh-start revaluation,
    and extraordinary item                                         (12,733)          (50,493)

Other income (expense):
    Interest expense (2)                                            (5,098)          (11,858)
    Other income (expense)                                             196                27
                                                                 ---------         ---------
Loss from operations before reorganization expenses,
    fresh-start revaluation and extraordinary item                 (17,635)          (62,324)
Reorganization expenses                                             (7,240)           (7,499)
Fresh-start revaluation                                               --                --
                                                                 ---------         ---------
Income (loss) before income taxes and extraordinary item           (24,875)          (69,823)
Income tax benefit                                                    --                 400
                                                                 ---------         ---------
Income (loss) before extraordinary item                            (24,875)          (69,423)
Extraordinary item - gain on debt discharge                           --
                                                                 ---------         ---------
    Net income (loss)                                             ($24,875)         ($69,423)
                                                                 ---------         ---------
                                                                 ---------         ---------
Net income (loss) before extraordinary item per
    Common Share, Basic and Diluted (3)                             ($1.39)           ($4.13)
                                                                 ---------         ---------
                                                                 ---------         ---------
Net income (loss) per Common Share, Basic and Diluted (3)           ($1.39)           ($4.13)
                                                                 ---------         ---------
                                                                 ---------         ---------
Shares Used in Computing Earnings (Loss) per
    Common Share (in thousands), Basic and Diluted (3)              17,894            16,820
                                                                 ---------         ---------
                                                                 ---------         ---------
BALANCE SHEET DATA (at end of period)
Working capital (deficit)                                          ($2,248)          $16,025
Total assets                                                       102,361           120,269
Liabilities subject to settlement under
    reorganization proceedings                                     104,845           108,333
Long term debt and obligations under capital
     leases, net of current maturities                                --                --
Stockholders' equity (deficit)                                     (42,556)          (17,509)

--------------------------

1 The additional week during the 53 weeks ended February 3, 1996 ("Fiscal 1995") accounted for $2.2 million of revenues.
2 Interest expense includes amortization of discounts on the Company's long term debt and interest paid through issuance of additional debt.
3  See note 4 to the consolidated financial statements.
4 The Company changed its fiscal year end on March 9, 1995. For purposes of presenting the data for the 52 weeks ended January 28, 1995 ("Fiscal 1994"), the Company has provided data which is derived from unaudited financial records of the Company.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with this item, reference is made to the information appearing under "Caution Regarding Forward-Looking Statements" at the beginning of this report.

The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this report.

BACKGROUND

FRESH-START REVALUATION

Effective January 31, 1998, the Company implemented the required accounting for entities emerging from Chapter 11 in accordance with the American Institute of Certified Public Accountant's (AICPA) Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (also referred to as "Fresh-Start Reporting"). Under Fresh-Start Reporting, the reorganization value (determined as discussed below) of the Company was allocated to the reorganized Company's net assets on the basis of the purchase method of accounting, which required the adjustment of the Company's assets and liabilities to reflect their estimated fair value at the Plan Effective Date.

In accordance with SOP 90-7, the Company's reorganization value was determined as of the Plan Effective Date. The reorganization value was derived by an independent public accounting firm (which was not the Company's independent accountants) using various valuation methods, including discounted cash flow analyses (utilizing the Company's projections), analyses of the market values of other publicly traded companies whose businesses are reasonably comparable, and analyses of the present value of the Company's equity. This value was viewed as the fair value of the Company before considering liabilities and approximated the amount a willing buyer would have paid for the assets of the Company immediately after restructuring. Management determined the value of the equity to be approximately $20 million by deducting the working capital deficit, operating debt, and the new debt from the reorganization value.

The adjustments to reflect the consummation of the Plan and the adoption of Fresh-Start Reporting, including the adjustment to restate assets and liabilities at the fair value of net assets, including the establishment of excess reorganization value, and the gain on debt discharge for liabilities subject to settlement under reorganization proceedings, are reflected in the Fiscal 1997 Consolidated Statements of Operations under the captions "Fresh Start Revaluation" and "Extraordinary Item - Gain on Debt Discharge". See Note 2 to the Consolidated Financial Statements.

Because Fresh-Start Reporting was adopted as of January 31, 1998, the consolidated results of operations for Fiscal 1998 are not comparable to Fiscal 1997 due to the inclusion of reorganization expenses prior to January 31, 1998, and the change in depreciation and amortization expenses related to the revaluation of assets. Accordingly, a vertical black line is shown to separate post-emergence operations from those prior to January 31, 1998, in the consolidated results of operations and to separate the January 31, 1998 consolidated balance sheet from the prior year since it is not prepared on a comparable basis.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUES. Comparable store revenues (i.e., stores open since the beginning of each of the periods presented) of $209.6 for Fiscal 1998 increased $8.0 million or 3.9% from $201.6 million for Fiscal 1997. Comparable store revenues increased due to higher average inventory levels, continued improvement in the quality of the merchandise offered in the stores, and strong sales in the Alaska market. There can be no assurance that a continuation of such factors will increase revenues in future periods.

GROSS PROFIT. Gross profit of $71.9 million or 34.3% as a percentage of revenues for Fiscal 1998 decreased from $69.9 million or 34.7% for Fiscal 1997. Gross profit percentages include all anticipated markdowns.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were $63.3 million, or 30.2% of revenues for Fiscal 1998, compared to $67.8 million, or 33.6% of revenues, for Fiscal 1997. Excluding the curtailment gain of $1.0 million recognized in the first quarter of Fiscal 1998 (see Note 14 to the Consolidated Financial Statements), operating and administrative expenses for Fiscal 1998 were 30.7% of sales. Expense savings initiatives, including lower occupancy expense at the Company's leased distribution center and lower store payroll expense as a percentage of sales, partially offset by an increase in Year 2000 remediation costs, accounted for the remainder of the reduction in operating and administrative expenses for Fiscal 1998 as compared to Fiscal 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $8.0 million for Fiscal 1998 and $7.1 million for Fiscal 1997. The increase is primarily due to the revaluation of assets in connection with fresh-start reporting.

INTEREST EXPENSE. Interest expense was $5.0 million in Fiscal 1998 compared to $5.9 million in Fiscal 1997. Interest expense is primarily related to outstanding borrowings under the Company's BankBoston Facility, referred to below. The decrease is primarily the result of an adjustment, totaling approximately $0.8 million, for a change in estimate recorded during Fiscal 1998 and lower average interest rates, partially offset by higher outstanding balances on the BankBoston Facility during Fiscal 1998.

REORGANIZATION EXPENSES. Reorganization expenses of $6.0 million in Fiscal 1997 represent costs directly related to the Company's Chapter 11 case. No such costs were incurred in Fiscal 1998. See Note 1 to the Consolidated Financial Statements.

FRESH-START REVALUATION. The Company recorded a fresh-start revaluation adjustment of $70.5 million in Fiscal 1997. See Note 2 to the Consolidated Financial Statements.

EXTRAORDINARY ITEM - GAIN ON DEBT DISCHARGE. The Company recorded an extraordinary gain of $69.2 million in Fiscal 1997. See Note 2 to the Consolidated Financial Statements.

NET INCOME. As a result of the foregoing, the Company recorded a net loss of $4.5 million for Fiscal 1998 compared to net income of $122.7 million in Fiscal 1997. The $12.5 million improvement (exclusive of the $70.5 million fresh-start revaluation and $69.2 million extraordinary item - gain on debt discharge recorded in Fiscal 1997) is primarily due to (i) the decrease in operating and administrative expenses of $4.5 million, (ii) the increase in gross profit of $2.0 million, due mainly to the increase in store revenues, (iii) the $0.9 million reduction in interest expense and (iv) the reduction in reorganization expenses of $6.0 million. These improvements were partially offset by the increase in depreciation and amortization expense of $0.9 million.

FISCAL 1997 COMPARED TO THE 52 WEEKS ENDED FEBRUARY 1, 1997 ("FISCAL 1996")

REVENUES. Revenues of $201.6 million for Fiscal 1997 decreased $2.0 million on a total store basis from $203.6 million for Fiscal 1996. This decrease is attributable to the closure of the five stores that were operating during Fiscal 1996. Comparable store revenues, for the 38 stores, of $201.6 million for Fiscal 1997 increased 6.3% from $189.7 million for Fiscal 1996. Comparable store revenues are defined as revenues generated at stores open for at least 12 months in each of the periods. Management believes that comparable store revenues have increased due to higher inventory levels and continued improvement in the quality of the merchandise offered in the stores compared to the prior year. There can be no assurance that a continuation of such factors will increase revenues in future periods.

GROSS PROFIT. Gross profit as a percentage of revenues of 34.7% for Fiscal 1997 decreased from 35.9% for Fiscal 1996 due to additional markdowns in Fiscal 1997. Reductions in the LIFO inventory layers impacted the Consolidated Statements of Operations by $0.2 million in Fiscal 1997 and Fiscal 1996.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses of $67.8 million, or 33.6% of revenues for Fiscal 1997, compared to $67.2 million, or 33.0% of revenues, for Fiscal 1996. Operating and administrative expense savings of $3.6 million attributable to closed stores operating in the prior year were offset by increases in (i) credit card fees of $0.4 million, (ii) advertising of $1.0 million, (iii) payroll of $0.5 million, (iv) write-down supplies inventory and other current assets of $1.1 million, and (v) other expenses of $1.2 million, which included Year 2000 compliance expenses. Year 2000 costs included in operating and administrative expenses for Fiscal 1997 amounted to approximately $0.3 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $7.1 million for Fiscal 1997 decreased $0.9 million from $8.0 million for Fiscal 1996. The decrease was primarily related to assets retired as a result of store closures and assets becoming fully depreciated or amortized.

IMPAIRMENT OF LONG-LIVED ASSETS. A non-cash charge of $4.2 million for the impairment of long-lived assets was recognized during Fiscal 1996 due to the adoption of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). See Note 3 to the Consolidated Financial Statements.

INTEREST EXPENSE. Interest expense of $5.9 million in Fiscal 1997 increased from $5.1 million in Fiscal 1996. Interest expense is primarily related to outstanding borrowings under the Company's bank credit facilities. The increase in interest expense is primarily due to facility fees incurred in connection with the Term Loan and Revolver (as discussed below in the "Financing" section).

REORGANIZATION EXPENSES. During the course of the Chapter 11 case, the Company recognized $26.8 million of reorganization expenses, including approximately $13.2 million of non-cash charges, of which $6.0 million was incurred during Fiscal 1997 and $6.0 million during Fiscal 1996. The Fiscal 1997 expenses relate primarily to professional fees and bonuses paid to certain employees associated with the Company's Chapter 11 case. In addition, the Fiscal 1996 expenses include accrued or estimated costs associated with the rejection of real property leases and costs related to closing underperforming and nonprofitable stores.

FRESH-START REVALUATION. The Company recorded as income, a fresh-start revaluation adjustment of $70.5 million in Fiscal 1997. See Note 2 to the Consolidated Financial Statements.

EXTRAORDINARY ITEM - GAIN ON DEBT DISCHARGE. The Company recorded an extraordinary gain of $69.2 million in Fiscal 1997. See Note 2 to the Consolidated Financial Statements.

NET INCOME. The net income for Fiscal 1997 was $122.7 million, compared to a net loss of $17.3 million for Fiscal 1996. The $0.3 million improvement (exclusive of the $70.5 million fresh-start revaluation and $69.2 million extraordinary item - gain on debt discharge) is primarily due to no impairment of long lived assets for Fiscal 1997 compared to the recognition of a $4.2 million for impairment in Fiscal 1996, and the decrease in depreciation and amortization expenses of $0.9 million, offset by (i) the decrease in gross profit of $3.2 million, (ii) the increase in operating and administrative expenses of $0.6 million, and (iii) the increase in interest expense of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1.9 million of cash for operating activities for Fiscal 1998. Cash for operating activities was used to fund higher inventory levels, for the payment of accrued reorganization expenses as required under the Plan, and to fund losses in Fiscal 1998. The Company's primary cash requirement is the procurement of inventory which is currently funded through borrowings under the BankBoston Facility, trade credit and cash generated from operations. Like other apparel retailers, the Company is highly dependent upon its ability to obtain trade credit, which is generally extended by its vendors and, when applicable, their factoring institutions that continually monitor the Company's credit worthiness. If the Company continues to obtain the trade credit terms it is currently receiving, the Company believes that borrowings under the BankBoston Facility and cash generated from operations will provide the liquidity necessary to fund the Company's cash requirements for the next 12 months. As of January 30, 1999, the Company had a working capital ratio of 0.7.

At January 30, 1999, the Company had a working capital deficit of approximately $16.7 million. Approximately $10.0 million of the working captial deficit is primarily as a result of recording as a current liability the balance due on December 26, 1999 on the Company's Term Loan (as more fully described in Note 7 to the Consolidated Financial Statements). Subject to an extension of the Revolver (as more fully described in Note 7 to the Consolidated Financial Statements) for a sufficient period, the Company has the option to extend the maturity date of the Term Loan for two additional one-year periods and plans to do so. If the Term Loan is extended, the Company will record the balance due on the Term Loan as long-term debt. Based on discussions to date with BankBoston, the Company anticipates that the Revolver will be extended.

In addition, the Company intends to continue implementing a plan, formulated by senior management, designed to increase gross margins and reduce operating expenses through a variety of department level merchandising strategies and cost containment initiatives. If this plan is successful it would further reduce the working capital deficit remaining after the reclassification of the Term Loan to long-term debt as discussed above. For additional information see Notes 1 and 7 to the Consolidated Financial Statements.

The Company used $2.3 million of cash in investing activities for Fiscal 1998, representing an increase of $1.1 million as compared to $1.2 million used in Fiscal 1997. The increase was primarily attributable to higher capital expenditures. In addition, the Company received approximately $0.2 million from the sale of land during Fiscal 1997.

Management continually evaluates store locations and operations to determine whether to close, downsize or relocate stores that do not meet performance objectives. Management has no current plans to close any of the 38 Lamonts stores.

FINANCING

The Company entered into the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated as of September 26, 1997 (the "Loan Agreement"), between the Company and BankBoston, N.A. ("BankBoston"), pursuant to which BankBoston provides Lamonts with (i) a revolving line of credit (the "Revolver") with a maximum borrowing capacity of $32 million, ($35 million for the period October 15, 1998 to December 15, 1998) and (ii) a term loan in the amount of $10 million (the "Term Loan" and, together with the Revolver, the "BankBoston Facility"). See Note 7 to the Consolidated Financial Statements for a further description of the BankBoston Facility.

The Revolver will mature January 31, 2000 subject to earlier maturity (including, as a result of acceleration, mandatory prepayment or otherwise) of the Term Loan. The Term Loan will mature December 26, 1999, subject to earlier maturity (including, as a result of acceleration, mandatory prepayment or otherwise) of the Revolver. Lamonts may extend the maturity date of the Term Loan for two additional one-year periods (subject to earlier maturity of the Revolver), on the terms and conditions set forth in the Loan Agreement and upon payment of a fee equal to approximately 5% of the outstanding amount of the Term Loan on the relevant extension date. There are no extension options for the Revolver.

As of April 14, 1999, the Company had $27.6 million of borrowings outstanding under the Revolver (with additional borrowing capacity of $4.4 million), and $9.85 million outstanding under the Term Loan

To hedge the interest rate exposure from variable rate loans under the BankBoston Facility, on March 24, 1998, the Company entered into a forward interest rate swap letter agreement ("Swap Agreement") with BankBoston. Under the Swap Agreement, the Company pays a fixed rate of 5.73% per annum and receives the floating rate which is tied to 3-month LIBOR as fixed quarterly. The Swap Agreement is for a notional amount of $20 million for a period of two years beginning March 25, 1998. Net periodic cash settlements under the Swap Agreement are recognized in the consolidated statements of operations in the related period.

DIVIDENDS

The Company has never declared or paid cash dividends on its Common Stock, Old Common Stock, or any other equity security, and does not anticipate paying cash dividends on the Common Stock or any other equity security in the foreseeable future. Any future determination as to the payment of dividends will depend upon certain debt instrument limitations, future earnings, results of operations, capital requirements, the financial condition of the Company, and such other factors as the Company's Board of Directors may consider. The ability of the Company to pay dividends is directly and indirectly restricted under the terms of the BankBoston Facility. Such restrictions prohibit the payment of dividends for the foreseeable future.

SEASONALITY

The Company's sales are seasonal, with the fourth quarter historically being the strongest quarter as a result of the holiday season. The table below sets forth the effect of seasonality on the Company's business for Fiscal 1998 and Fiscal 1997.

                                                             (dollars in thousands)
                             ---------------------------------------------------------------------------------------
                               1ST QTR            2ND QTR           3RD QTR            4TH QTR             TOTAL
                             ------------       ------------      -------------      ------------       ------------
FISCAL 1998
  Revenues                    $39,471           $50,591            $50,862            $68,661           $209,585
  % of Total                   18.8%             24.1%              24.3%              32.8%

FISCAL 1997
  Revenues                    $37,648           $49,483            $50,263            $64,229           $201,623
  % of Total                   18.7%             24.5%              24.9%              31.9%

INFLATION

The primary items affected by inflation include the cost of merchandise, utilities, and labor. Retail sales prices are generally set to reflect such inflationary increases, the effects of which cannot be readily determined. Management believes that inflationary factors have had a minimal effect on the Company's operations during the past three years.

YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000, which could cause a system failure or miscalculations, leading to disruptions in operations.

The Company has established a compliance program to modify or replace existing information technology systems to prevent the generation of invalid or incorrect results in connection with processing year dates for the year 2000 and later ("Year 2000"). The Company believes that it will complete its Year 2000 modifications by the third quarter of the 52 weeks ending January 29, 2000 ("Fiscal 1999") and, based on its current understanding of its systems, does not currently anticipate any material disruption in its operations as a result of Year 2000 issues. However, if modifications or replacements are not properly made, or are not timely completed, the reasonably likely worst case scenario is that various nonessential stand-alone systems would be impaired and the Company would lose its ability to efficiently process merchandise through its leased distribution center, which might have a material adverse effect on its operations.

As of January 30,1999, the Company estimates that 90% of its mainframe and client server information technology ("IT") systems have been tested and are currently operating as Year 2000 compliant systems. The Company estimates that an additional 10% of its IT systems have been reviewed and modified, but not yet tested. Additionally, the Company is in the process of replacing its POS platform, which includes the replacement of in-store registers, and related computers and operating systems ("POS Project"). As of January 30, 1999, the Company estimates that 60% of the POS Project has been completed. Full testing of the POS Project is expected to be complete in April 1999, with the installation of new registers to begin in April 1999 and the rollout completed in the third quarter of Fiscal 1999. A summary of the expected completion dates for work currently in process to make all IT operating systems and application systems software Year 2000 compliant is as follows:

First Quarter of Fiscal 1999:    1.  Local area network, servers and desktop
                                     personal computers.
                                 2.  Pilot new POS platform in one store.

Second Quarter of Fiscal 1999:   1.  Mid-range computer operating systems and
                                     application systems software.
                                 2.  Leased distribution center.

Third Quarter of Fiscal 1999:    1.  Full test of all systems at a disaster
                                     recovery site which will emulate the
                                     changeover to the Year 2000.
                                 2.  Replacement of in-store registers,
                                     computers, and operating systems with
                                     new hardware and software.

Suppliers of the Company and other third parties exchange information with the Company or rely on the Company's merchandising systems for certain sales and inventory information. The Company currently does not have complete information concerning the compliance status of its suppliers or other third parties. Although the Company is not dependent on any single supplier, Year 2000 noncompliance by suppliers or third parties could impact the company's sales and disrupt the flow of merchandise to the stores and/or impair the Company's ability to process credit card transactions. Because third-party failures could have a material adverse impact on the Company's ability to conduct business, the Company plans to request confirmations from major suppliers to certify that plans are being developed to address Year 2000 issues.

Currently, the Company is developing contingency plans for all IT and non-IT systems, as well as developing contingencies for dealing with those suppliers and other third parties who have not responded to Year 2000 readiness questionnaires, or who are at risk of noncompliance.

The Company spent $419,000 in Fiscal 1998 and $324,000 through Fiscal 1997 to make its computer systems Year 2000 compliant. The total cost of the project to date as of January 30,1999, was $743,000, and the Company estimates it will spend approximately $200,000 in Fiscal 1999 to complete the project. The total expected cost approximates the total budgeted project cost of $1,000,000, excluding costs related to the POS Project.

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

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for derivatives used for hedging activities. SFAS No. 133 requires that all derivatives be recognized either as an asset or liability, be measured at fair value and that the resulting measurements be included either in the income statement or stockholders' equity, depending on the nature of the transaction. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of the adoption of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of borrowings, which generally bear interest at variable rates. The table below presents the principal (or notional) amounts, at book value, and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

                                                    Principal / Notional Amount Maturing in:
----------------------------------------------------------------------------------------------------------
                                                                                                             Total     Fair Value
                                       Fiscal        Fiscal      Fiscal     Fiscal    Fiscal               January 30,  January 30,
                                        1999          2000        2001       2002      2003    Thereafter     1999         1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands, except percents)
INTEREST RATE RISK:

LIABILITIES:

Borrowings under the
Revolver                              $25,396          --          --         --         --          --      $25,396       $25,396
       Variable average
       interest rate                     8.36%         --%         --%        --%        --%         --%        8.36%

Short-term debt                         9,900          --          --         --         --          --        9,900         9,900
       Variable average
       interest rate                      8.0%         --%         --%        --%        --%         --%         8.0%

Long-term debt -- fixed                    72          54          --         --         --          --          126           112
        Average interest
        rate                              8.0%        8.0%         --%        --%        --%         --%         8.0%

Long-term debt                            256         211          --         --         --          --          467           467
       Variable average
       interest rate                      7.0%        7.0%         --%        --%        --%         --%         7.0%

Obligations under
capital leases                          1,841       1,775       1,738      1,227        918       6,372       13,871        13,871
       Variable average
       interest rate                    10.42%      10.42%      10.42%     10.42%     10.42%      10.42%       10.42%

DERIVATIVES MATCHED AGAINST  LIABILITIES:

Swaps -- fixed rate (1)               $20,000     $20,000          --         --         --          --      $20,000          $0.2
       Average pay rate                  5.73%       5.73%         --%        --%        --%         --%        5.73%
       Average receive
       rate                               5.0%        5.0%         --%        --%        --%         --%        5.0%

(1) Interest rate swaps on which the Company is the fixed rate payor.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              LAMONTS APPAREL, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




    PAGE #
 ------------

    17       Independent Auditors' Report


    18       Report of Independent Accountants


    19       Consolidated Balance Sheets - January 30, 1999 and January 31, 1998


    20 Consolidated Statements of Operations for the 52 weeks ended January 30, 1999, 52 weeks ended January 31, 1998, and 52 weeks ended February 1, 1997


    21 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the 52 weeks ended January 30, 1999, 52 weeks ended January 31, 1998, and 52 weeks ended February 1, 1997


    22 Consolidated Statements of Cash Flows for the 52 weeks ended January 30, 1999, 52 weeks ended January 31, 1998, and 52 weeks ended February 1, 1997


    24       Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors
Lamonts Apparel, Inc.

We have audited the accompanying consolidated balance sheet of Lamonts Apparel, Inc. and subsidiaries (the "Company") as of January 30, 1999 and the related consolidated statement of operations, changes in stockholders' equity (deficit) and cash flows for the 52 weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 1999 and the results of its operations and its cash flows for the 52 weeks then ended, in conformity with generally accepted accounting principles.

On January 31, 1998, the Company emerged from bankruptcy. As discussed in Note 2 to the consolidated financial statements, the Company adopted "Fresh-Start Reporting" principles in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As a result of the reorganization and the adoption of Fresh-Start Reporting, the Company's January 30, 1999 consolidated statement of operations is not comparable to the Company's January 31, 1998 consolidated statement of operations.



/s/ Deloitte & Touche LLP

Seattle, Washington
April 16, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
Lamonts Apparel, Inc.

We have audited the accompanying consolidated balance sheet of Lamonts Apparel, Inc. (the "Company") as of January 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the 52 weeks ended January 31, 1998 and February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above after the restatement described in Note 3, present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 1998 and the consolidated results of operations and cash flows for the 52 weeks ended January 31, 1998 and February 1, 1997, in conformity with generally accepted accounting principles.



/s/ PricewaterhouseCoopers LLP

Seattle, Washington
April 10, 1998, except as to the information presented in the last paragraph of
Note 3, for which the date is April 16, 1999.

                              LAMONTS APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                         January 30,     January 31,
                                                                            1999            1998
                                                                         -----------     -----------
Current Assets:
    Cash                                                                    $1,594          $1,301
    Receivables                                                              2,124           1,703
    Inventories                                                             42,411          38,617
    Prepaid expenses and other                                               1,412           1,500
    Restricted cash and deposits                                                21           1,543
                                                                          --------         -------
      Total current assets                                                  47,562          44,664

Property and equipment - net of accumulated depreciation and
    amortization of $ 5,590 and $0, respectively                            28,896          32,154
Leasehold interests                                                          7,134           8,749
Excess reorganization value                                                  8,832           9,296
Deposits                                                                     1,078           1,130
Other assets                                                                   393             899
                                                                          --------         -------
      Total assets                                                         $93,895         $96,892
                                                                          --------         -------
                                                                          --------         -------
Current Liabilities:
    Borrowings under the Revolver                                          $25,396         $18,967
    Accounts payable                                                        17,231          15,186
    Accrued payroll and related costs                                        2,615           3,106
    Accrued taxes                                                              967             865
    Accrued interest                                                           419           1,007
    Accrued reorganization expenses                                             15           2,497
    Other accrued expenses                                                   5,707           6,228
    Current maturities of long-term debt                                    10,228             403
    Current maturities of obligations under capital leases                   1,646           1,454
                                                                          --------         -------
      Total current liabilities                                             64,224          49,713

Long-term debt, net of current maturities                                      265          10,536
Obligations under capital leases, net of current maturities                 12,225          13,835
Other                                                                        2,579           2,852
                                                                          --------         -------
      Total liabilities                                                     79,293          76,936

Commitments and Contingencies (Notes 6 and 11)

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                          --              --
    Common stock, $.01 par value; 40,000,000 authorized;
      Class A: 9,000,000 shares issued and outstanding                      16,926          16,926
      Class B: 10 shares issued and outstanding                                  1               1
    Warrants - contributed capital                                           3,029           3,029
    Accumulated deficit                                                     (4,461)             --
    Accumulated other comprehensive loss                                      (893)             --
                                                                          --------         -------
      Total stockholders' equity                                            14,602          19,956
                                                                          --------         -------
      Total liabilities and stockholders' equity                           $93,895         $96,892
                                                                          --------         -------
                                                                          --------         -------

The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                                      52 Weeks      |     52 Weeks            53 Weeks
                                                                        ended       |       ended              ended
                                                                      January 30,   |     January 31,        February 1,
                                                                         1999       |        1998               1997
                                                                      -----------   |     -----------        -----------
                                                                                    |
Revenues                                                               $209,585     |      $201,623            $203,602
Cost of merchandise sold                                                137,651     |       131,700             130,480
                                                                      ---------     |     ---------           ---------
    Gross profit                                                         71,934     |        69,923              73,122
                                                                      ---------     |     ---------           ---------
Operating and administrative expenses                                    63,343     |        67,844              67,173
Depreciation and amortization                                             8,024     |         7,141               7,999
Impairment of long-lived assets                                              --     |            --               4,170
                                                                      ---------     |     ---------           ---------
    Operating costs                                                      71,367     |        74,985              79,342
                                                                      ---------     |     ---------           ---------
Income (loss) from operations before other income (expense),                        |
    reorganization expenses, fresh-start revaluation,                               |
    and extraordinary item                                                  567     |        (5,062)             (6,220)
                                                                                    |
Other income (expense):                                                             |
    Interest expense                                                     (5,042)    |        (5,900)             (5,053)
    Other income (expense)                                                   14     |             8                  12
                                                                      ---------     |     ---------           ---------
Loss from operations before reorganization                                          |
    expenses, fresh-start revaluation,                                              |
    and extraordinary item                                               (4,461)    |       (10,954)            (11,261)
                                                                                    |
Reorganization expenses                                                      --     |        (5,995)             (6,037)
Fresh-start revaluation                                                      --     |        70,495                  --
                                                                      ---------     |     ---------           ---------
(Loss) income before extraordinary item                                  (4,461)    |        53,546             (17,298)
                                                                                    |
Extraordinary item - gain on debt discharge                                  --     |        69,158                  --
                                                                      ---------     |     ---------           ---------
Net (loss) income                                                       ($4,461)    |      $122,704            ($17,298)
                                                                      ---------     |     ---------           ---------
                                                                      ---------     |     ---------           ---------
Basic and Diluted Earnings (Loss) per Common Share                                  |
    (Loss) income from operations before extraordinary item              ($0.50)    |         $3.00              ($0.97)
    Extraordinary item - gain on debt discharge                              --     |         $3.86                  --
    Net (loss) income                                                    ($0.50)    |         $6.86              ($0.97)

The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (dollars in thousands, except share data)


                                                                  Old                                     Warrants -    Additional
                                                   Number of     Common       Class A       Class B      contributed     paid-in
                                                    shares        stock     Common stock  Common stock     capital       capital
                                                  ----------    --------    ------------  ------------   -----------    ----------
Balance, February 3, 1996                         17,900,053       $179          $--         $--              $-         $62,921

Comprehensive loss
    Net loss for the 52 weeks
      ended February 1, 1997                              --         --           --          --              --              --

    Other comprehensive income, net of tax
      Minimum pension liability
        adjustment                                        --         --           --          --              --              --

Comprehensive loss


Compensation expense related
    to stock option plan                                  --         --           --          --              --              51
                                                  ----------    ---------    -------      ---------      ----------      --------

Balance, February 1, 1997                         17,900,053        179           --          --              --          62,972

Comprehensive income
    Net income for the 52 weeks
      ended January 31, 1998                              --         --           --          --              --              --

    Compensation expense related
      to stock option plan                                --         --           --          --              --              38

    Other comprehensive loss, net of tax
      Minimum pension liability
        adjustment                                        --         --           --          --              --              --

      Cancellation of the former equity
        and elimination of accumulated
        deficit under the Plan                   (17,900,053)      (179)          --          --              --         (63,010)
Comprehensive income

Issuance of new equity under
    the Plan                                       9,000,010         --       16,926           1           3,029              --
                                                  ----------    ---------    -------      ---------      ----------      --------
Balance, January 31, 1998                          9,000,010         --       16,926           1           3,029              --

Comprehensive loss
    Net income for the 52 weeks
      ended January 30, 1999                              --         --           --          --              --              --

    Other comprehensive loss, net of tax
      Minimum pension liability
        adjustment                                        --         --           --          --              --              --
Comprehensive loss
                                                  ----------    ---------    -------      ---------      ----------      --------
Balance, January 30, 1999                          9,000,010         $0      $16,926          $1          $3,029              $0
                                                  ----------    ---------    -------      ---------      ----------      --------
                                                  ----------    ---------    -------      ---------      ----------      --------


                                                    Accumulated
                                                      Other
                                                   Comprehensive       Accumulated        Comprehensive
                                                       Loss              deficit              Loss               Total
                                                   -------------       -----------        --------------       ----------
Balance, February 3, 1996                               ($250)          ($105,406)                              ($42,556)

Comprehensive loss
    Net loss for the 52 weeks
      ended February 1, 1997                               --             (17,298)           $(17,298)           (17,298)

    Other comprehensive income, net of tax
      Minimum pension liability
        adjustment                                        250                  --                 250                250
                                                                                             --------
Comprehensive loss                                                                           ($17,048)
                                                                                             --------
                                                                                             --------
Compensation expense related
    to stock option plan                                   --                  --                                     51
                                                    ---------           ---------                               --------

Balance, February 1, 1997                                  --            (122,704)                               (59,553)

Comprehensive income
    Net income for the 52 weeks
      ended January 31, 1998                               --             122,704            $122,704            122,704

    Compensation expense related
      to stock option plan                                 --                  --                                     38

    Other comprehensive loss, net of tax
      Minimum pension liability
        adjustment                                       (438)                 --                (438)              (438)

      Cancellation of the former equity
        and elimination of accumulated
        deficit under the Plan                            438                  --                 438            (62,751)
                                                                                             --------
Comprehensive income                                                                         $122,704
                                                                                             --------
                                                                                             --------
Issuance of new equity under
    the Plan                                               --                  --                                 19,956

                                                    ---------           ---------                               --------

Balance, January 31, 1998                                  --                  --                                 19,956

Comprehensive loss
    Net income for the 52 weeks
      ended January 30, 1999                               --              (4,461)            ($4,461)            (4,461)

    Other comprehensive loss, net of tax
      Minimum pension liability
        adjustment                                       (893)                 --                (893)              (893)
                                                                                             --------
Comprehensive loss                                                                            ($5,354)
                                                                                             --------
                                                                                             --------
                                                    ---------           ---------                               --------

Balance, January 30, 1999                               ($893)            ($4,461)                               $14,602
                                                    ---------           ---------                               --------
                                                    ---------           ---------                               --------

The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                     52 weeks ended  |   52 weeks ended     52 weeks ended
                                                                        January 30,  |      January 31,        February 1,
                                                                           1999      |         1998               1997
                                                                     --------------  |   --------------     --------------
                                                                                     |
Cash flows from operating activities:                                                |
    Net (loss) income                                                     ($4,461)   |       $122,704           ($17,298)
Adjustments to reconcile net (loss) income to net cash                               |
    used by operating activities:                                                    |
      Depreciation and amortization                                         8,024    |          7,141              7,999
      Impairment of long-lived assets                                          --    |             --              4,170
      Curtailment gain                                                     (1,001)   |
      Gain on sale of fixed asset                                              --    |           (177)                --
      Non-cash interest, including amortization of debt discount              987    |            321                 --
      Stock option compensation expense                                        --    |             38                 51
       Net change in current assets and liabilities                        (5,189)   |           (639)            (5,862)
      Other                                                                  (225)   |         (1,092)              (425)
      Reorganization expenses                                                  --    |          5,995              6,037
      Fresh-start revaluation                                                  --    |        (70,495)                --
      Gain on debt discharge                                                   --    |        (69,158)                --
                                                                          -------    |      ---------           --------
                                                                                     |
           Net cash used by operating activities                          ($1,865)   |        ($5,362)           ($5,328)
                                                                          -------    |      ---------           --------
                                                                                     |
Cash flows from investing activities:                                                |
    Capital expenditures                                                   (2,184)   |         (1,507)              (699)
    Proceeds from sale of assets                                               --    |             39              4,459
    Other                                                                     (75)   |            257                 90
                                                                          -------    |      ---------           --------
                                                                                     |
           Net cash (used) provided by investing activities                (2,259)   |         (1,211)             3,850
                                                                          -------    |      ---------           --------
                                                                                     |
Cash flows from financing activities:                                                |
    Net Borrowings (Payments) under Revolver                                6,429    |         (4,174)             2,807
    Proceeds from term loan                                                    --    |         10,000                 --
    Payments on long-term debt                                               (446)   |             --                 --
    Principal payments on obligations under capital leases                 (1,566)   |           (900)              (778)
    Assumption of liabilities subject to compromise                            --    |            939                 --
    Other                                                                      --    |            (57)               (66)
                                                                          -------    |      ---------           --------
                                                                                     |
           Net cash provided by financing activities                        4,417    |          5,808              1,963
                                                                          -------    |      ---------           --------
                                                                                     |
Net increase (decrease) in cash                                               293    |           (765)               485
Cash, beginning of period                                                   1,301    |          2,066              1,581
                                                                          -------    |      ---------           --------
                                                                                     |
Cash, end of period                                                        $1,594    |         $1,301             $2,066
                                                                          -------    |      ---------           --------
                                                                          -------    |      ---------           --------


The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                         52 weeks ended  |   52 weeks ended    52 weeks ended
                                                                           January 30,   |     January 31,       February 1,
                                                                              1999       |        1998              1997
                                                                         --------------  |   --------------    --------------
                                                                                         |
Reconciliation of net change in current assets and liabilities:                          |
    (Increase) decrease in:                                                              |
      Receivables                                                              ($421)    |       ($154)             $818
      Inventories                                                             (3,794)    |         118            (7,158)
      Prepaid expenses and other                                                (561)    |         (64)              548
      Restricted cash and deposits                                             1,522     |          --                --
                                                                                         |
    Increase (decrease) in:                                                              |
      Accounts payable                                                         2,045     |       1,607             5,161
      Accrued payroll and related costs                                         (491)    |         821              (111)
      Accrued taxes                                                              102     |          53                (9)
      Accrued interest                                                          (588)    |         547               409
      Accrued reorganization costs                                            (2,482)    |      (4,539)           (3,241)
      Accrued store closure costs                                                 --     |      (1,050)           (2,204)
      Other accrued expenses                                                    (521)    |       2,022               (75)
                                                                             -------     |     -------           -------
                                                                                         |
                                                                             ($5,189)    |       ($639)          ($5,862)
                                                                             -------     |     -------           -------
                                                                             -------     |     -------           -------
Supplemental Cash Flow Information:                                                      |
    Cash interest payments made                                               $5,257     |      $6,565            $4,783
    Non-cash transactions:                                                               |
      Capital leases relating to equipment                                       148     |         759                --
      Capital lease relating to sale - leaseback of Alderwood store               --     |          --             2,835

The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999


NOTE 1 - GENERAL BUSINESS DESCRIPTION, REORGANIZATION AND EMERGENCE FROM CHAPTER 11

Lamonts Apparel, Inc. (the "Company" or "Lamonts") is a promotionally oriented, Northwest-based regional retailer with 38 stores in five states. The Company offers an assortment of moderately priced fashion apparel and home and fashion accessories at competitive prices for the entire family.

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

Costs associated with the reorganization of the Company were expensed as incurred. Such costs include certain expenses of the committees that represented Lamonts' unsecured trade creditors, bondholders and equity holders (the "Committees"). The amounts charged to reorganization expense by the Company are as follows:

                                                       FISCAL          FISCAL
                                                        1997            1996
                                                       ------          ------
Professional fees                                      $2,344          $2,128
Lease related costs                                       196           1,036
Payroll related costs                                   1,924             411
Store closure costs, administrative and other           1,531           2,462
                                                       ------          ------
                                                       $5,995          $6,037
                                                       ------          ------
                                                       ------          ------

At January 30, 1999, the Company had a working capital deficit of approximately $16.7 million. Approximately $10.0 million of the working capital deficit is a result of recording as a current liability the balance due on December 26, 1999 on the Company's Term Loan (as more fully described in Note 7). Subject to an extension of the Revolver (as more fully described in Note 7) for a sufficient period, the Company has the option to extend the maturity date of the Term Loan for two additional one-year periods and plans to do so. If the Term Loan is extended, the Company will record the balance due on the Term Loan as long-term debt. Based on discussions to date with BankBoston, the Company anticipates that the Revolver will be extended.

In addition, the Company intends to continue implementing a plan, formulated by senior management, designed to increase gross margins and reduce operating expenses through a variety of department level merchandising strategies and cost containment initiatives. If this plan is successful it would further reduce the working captial deficit remaining after the reclassification of the Term Loan to long-term debt as discussed above.

NOTE 2 - BASIS OF PRESENTATION AND FRESH-START REPORTING

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") (also referred to as "Fresh-Start Reporting"), the Company adopted Fresh-Start Reporting for financial reporting purposes as of the Plan Effective Date. Therefore, the consolidated statement of operations for the 52 weeks ended January 30, 1999, are not comparable to the consolidated results of operations for the 52 weeks ended January 31, 1998, or the 52 weeks ended February 1, 1997. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to January 31, 1998, in the consolidated results of operations and to separate the January 31, 1998 consolidated balance sheet from the prior year since it is not prepared on a comparable basis. Under Fresh-Start Reporting, the reorganization value of the Company was allocated to the reorganized Company's net assets on the basis of the purchase method of accounting. This method required the adjustment of the Company's assets and liabilities to reflect their estimated fair value at the Plan Effective Date.

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

The effect of the reorganization on the Company's consolidated balance sheet as of January 31, 1998 is as follows:

                                                                        Pre-Fresh-Start
                                                                         Balance Sheet
(dollars in thousands)                                                     January 31,            Debt              Fresh-Start
                                                                              1998              Discharge            Reporting
                                                                        ---------------     ---------------        ------------
Current Assets:
    Cash                                                                     $1,301
    Receivables                                                               1,703
    Inventories                                                              37,441                                   $ 1,176  (a)
    Prepaid expenses and other                                                1,500
    Restricted cash and deposits                                              1,543
                                                                          ---------               ---------          --------
      Total current assets                                                   43,488                      --             1,176

Property and equipment                                                       27,255                                     4,899  (b)
Leasehold interests                                                           3,049                                     5,700  (b)
Excess reorganization value                                                      --                                     9,296  (b)
Excess of cost over net assets acquired                                      11,266                                   (11,266) (c)
Deferred financing costs                                                      1,266                ($ 1,266) (d)
Restricted cash and deposits                                                  1,130
Other assets                                                                    899
                                                                          ---------               ---------          --------
                                                                          ---------               ---------          --------
         Total assets                                                       $88,353                 ($1,266)           $9,805
                                                                          ---------               ---------          --------
                                                                          ---------               ---------          --------
Liabilities not subject to settlement under
reorganization proceedings:
    Current Liabilities:
      Borrowings under the Revolver                                         $18,967
      Accounts payable                                                       15,186
      Accrued payroll and related costs                                       3,106
      Accrued taxes                                                             865
      Accrued interest                                                        1,163                                    ($ 156) (e)
      Accrued reorganization expenses                                         2,497
      Other accrued expenses                                                  6,442                   $ 362 (f)          (576) (g)
      Current maturities of long-term debt                                      403
      Current maturities of obligations under capital leases                    177                   1,277 (e)
                                                                          ---------               ---------          --------
         Total current liabilities                                           48,806                     362               545

    Long-term debt, net of current maturities                                10,536
    Obligations under capital leases, net of current maturities               3,444                                    10,391 (e)
    Other                                                                     1,023                     835 (f)           994 (g)
                                                                          ---------               ---------          --------
      Total liabilities not subject to settlement under reorganization
      proceedings                                                            63,809                   1,197            11,930
                                                                          ---------               ---------          --------

Liabilities subject to settlement under reorganization proceedings:
    Related party                                                            67,600                 (67,600) (f)
    Other                                                                    33,846                 (23,533) (f)      (10,313) (e)
                                                                          ---------               ---------          --------
      Total liabilities subject to settlement under reorganization
      proceedings                                                           101,446                 (91,133)          (10,313)
                                                                          ---------               ---------          --------

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 10,000,000 shares authorized
      no shares issued or outstanding                                            --
    Common stock, $.01 par value; 40,000,000 shares authorized
      Class A: 9,000,000 shares issued and outstanding                          179                      88 (h)        16,659  (h)
      Class B:  10 shares issued and outstanding                                 --                       1 (h)
    Warrants - contributed capital                                               --                   3,029 (h)
    Additional paid-in-capital                                               63,010                  19,424 (h)       (82,434) (h)
    Minimum pension liability adjustment                                       (438)                    438 (g)
    Accumulated deficit                                                    (139,653)                 69,158 (i)        70,495  (j)
    Accumulated other comprehensive loss                                         --
                                                                          ---------               ---------          --------
      Total stockholders' equity (deficit)                                  (76,902)                 88,670             8,188
                                                                          ---------               ---------          --------
        Total liabilities and stockholders' equity (deficit)                $88,353                 ($1,266)           $9,805
                                                                          ---------               ---------          --------
                                                                          ---------               ---------          --------


                                                                           Fresh-Start
                                                                         Balance Sheet
                                                                           January 31,
                                                                              1998
                                                                         --------------
Current Assets:
    Cash                                                                    $ 1,301
    Receivables                                                               1,703
    Inventories                                                              38,617
    Prepaid expenses and other                                                1,500
    Restricted cash and deposits                                              1,543
                                                                          ---------
      Total current assets                                                   44,664

Property and equipment                                                       32,154
Leasehold interests                                                           8,749
Excess reorganization value                                                   9,296
Excess of cost over net assets acquired                                          --
Deferred financing costs                                                         --
Restricted cash and deposits                                                  1,130
Other assets                                                                    899
                                                                          ---------
         Total assets                                                      $ 96,892
                                                                          ---------
                                                                          ---------

Liabilities not subject to settlement under
reorganization proceedings:
    Current Liabilities:
      Borrowings under the Revolver                                        $ 18,967
      Accounts payable                                                       15,186
      Accrued payroll and related costs                                       3,106
      Accrued taxes                                                             865
      Accrued interest                                                        1,007
      Accrued reorganization expenses                                         2,497
      Other accrued expenses                                                  6,228
      Current maturities of long-term debt                                      403
      Current maturities of obligations under capital leases                  1,454
                                                                          ---------
         Total current liabilities                                           49,713

    Long-term debt, net of current maturities                                10,536
    Obligations under capital leases, net of current maturities              13,835
    Other                                                                     2,852
                                                                          ---------
      Total liabilities not subject to settlement under reorganization
      proceedings                                                            76,936
                                                                          ---------

Liabilities subject to settlement under reorganization proceedings:
    Related party                                                                --
    Other                                                                        --
                                                                          ---------
      Total liabilities subject to settlement under reorganization
      proceedings                                                                --
                                                                          ---------

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 10,000,000 shares authorized
      no shares issued or outstanding                                            --
    Common stock, $.01 par value; 40,000,000 shares authorized
      Class A: 9,000,000 shares issued and outstanding                       16,926
      Class B:  10 shares issued and outstanding                                  1
    Warrants - contributed capital                                            3,029
    Additional paid-in-capital                                                   --
    Minimum pension liability adjustment                                         --
    Accumulated deficit                                                          --
    Accumulated other comprehensive loss                                         --
                                                                          ---------
      Total stockholders' equity (deficit)                                   19,956
                                                                          ---------
                                                                          ---------
         Total liabilities and stockholders' equity (deficit)              $ 96,892
                                                                          ---------
                                                                          ---------

(a)  To adjust inventories to fair value.
(b) To allocate fair value to identifiable net assets in accordance with purchase method accounting as follows: property and equipment, $4.9 million; leasehold interests, $5.7 million, and excess reorganization value, $9.3 million
(c)  To write off the balance of excess of cost over net assets acquired.
(d) To write off the balance of deferred financing costs related to debt discharged .
(e) To reclassify certain liabilities subject to settlement under reorganization proceedings, where the obligation was assumed.
(f) To record the discharge of liabilities subject to settlement under reorganization proceedings, and reclassify pre-petition priority claims and cure amounts.
(g)  To restate liabilities, including pension liabilities at fair value.
(h) To record cancellation of historical Stockholders' equity (deficit) and record reorganization value of $20.0 million, $16.9 million of which is classified as Class A and Class B Common Stock, $.01 par value, and $3 million which is classified as Warrants - contributed capital.
(i)  To record the extraordinary item - gain on debt discharge.
(j)  To recognize the value of the reorganized Company.

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

                                                       As Reported                                   Pro forma
                                                      52 Weeks Ended                              52 Weeks Ended
                                                     January 31, 1998       Adjustments          January 31, 1998
                                                     ----------------      --------------        ----------------
Total revenue                                            $201,623                                     $201,623
Total cost of merchandise sold,
       operating expenses, and depreciation and                                        (1) (3)
       amortization and other income (expense)                                         (4) (5)
                                                         (212,577)              $(466) (6) (7)        (213,043)
                                                      ------------                                 ------------
Loss from operations before reorganization
       expenses, fresh-start revaluation and
       extraordinary item                                 (10,954)                                     (11,420)
Reorganization expenses                                    (5,995)              5,995  (2)                  --
Fresh-start revaluation                                    70,495             (70,495) (8)                  --
                                                      ------------                                 ------------
Income (loss) before extraordinary
       item                                                53,546                                      (11,420)
Extraordinary item                                         69,158             (69,158) (8)                  --
                                                      ------------           ---------             ------------
Net income (loss)                                        $122,704           ($134,124)                ($11,420)
                                                      ------------           ---------             ------------
                                                      ------------           ---------             ------------
Basic and diluted loss per share                                                                        ($1.27)
                                                                                                   ------------
                                                                                                   ------------
Weighted average number of shares                                                                    9,000,010  (9)

The unaudited pro forma statement of operations has been adjusted to reflect the following:

1) An increase in depreciation and amortization expense of approximately $1.4 million due to the change in the fair value of identifiable assets, property and equipment and leasehold interests. The increase in amortization expense of $0.5 million for excess reorganization value.
2)   The elimination of approximately $6.0 million in reorganization costs.
3) The elimination of approximately $0.3 million for amortization of excess of cost over net assets acquired.
4) The elimination of approximately $0.7 million for amortization of deferred financing fees associated with outstanding warrants to purchase Old Common Stock which were canceled on the Plan Effective Date.
5) The amortization of approximately $0.5 million in facility fees for the working capital facility.

6) The reduction in rent expense of approximately $0.2 million for several stores in which the landlord has agreed to concessions upon assumption of the lease.
7) An increase in interest expense of $0.1 million associated with debt arising from deferred priority tax claims and deferred cure payments
8) The elimination of Fresh-Start Reporting adjustments totaling approximately $70.5 million and extraordinary item - gain on debt discharge of $69.2 million.
9) Pursuant to the Plan, the Company issued 9,000,010 shares of Common Stock and granted warrants and options to purchase Common Stock. Such warrants and options have not been included in the calculation of net loss per common share because the effect of assuming their exercise would be anti-dilutive.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Lamonts Apparel, Inc. and its subsidiaries. All subsidiaries of the Company are currently inactive. All significant intercompany transactions and account balances have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (using the retail last-in, first-out ("LIFO") method) or net realizable value. Inventories valued on a first-in-first-out ("FIFO") method would have approximated the inventories reported as of January 30, 1999 and January 31, 1998. The cost of inventory includes the cost of goods and delivery to the distribution center and to the retail stores.

DEPOSITS

Noncurrent deposits include approximately $1.0 million as of January 30, 1999, and January 31, 1998, held as a deposit by Frederick Atkins, Inc. ("Atkins"), a merchandising consultant and buying cooperative, which provides certain private label merchandise to the Company.

PROPERTY AND EQUIPMENT

The Company's adoption of Fresh-Start Reporting as of January 31, 1998, required property and equipment to be adjusted to fair value. The adoption of Fresh-Start Reporting did not result in any material change in the remaining useful lives of the Company's property and equipment.

Depreciation is determined using the remaining useful lives based on the following original useful lives: buildings and improvements, 10-40 years; furniture, fixtures and equipment, 3-12 years; and leasehold improvements and property under capital leases, life of lease or useful life if shorter. Depreciation is computed primarily using the straight-line method.

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

Software development costs incurred in connection with significant upgrades of management information systems are capitalized, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amortization of capitalized software development costs begins when the related software is placed in service using the straight-line method over estimated useful lives of three to five years.

Work in progress primarily consists of costs related to the Company's new point-of-sale (POS) platform and local area network (LAN) projects.

LEASEHOLD INTERESTS

The excess of the fair rental value of leased facilities under operating leases over the respective contractual rents was recorded as an asset under Fresh-Start Reporting at its discounted net present value and is being amortized on a straight-line basis over the respective remaining lease terms.

The accumulated amortization of leasehold interests approximated $1.6 million at January 30, 1999. The adoption of Fresh-Start Reporting did not result in any significant change in the remaining useful lives of the Company's leasehold interests.

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

DEFERRED FINANCING COSTS

Deferred financing costs are amortized using the effective interest method over the term of the related indebtedness.

EXCESS REORGANIZATION VALUE

Excess reorganization value represents the amount of reorganization value as of January 31, 1998, not attributable to tangible or other intangible assets. Excess reorganization value is being amortized on a straight-line basis over 20 years. The accumulated amortization approximated $0.5 million at January 30, 1999.

ADVERTISING COSTS

The Company expenses the production costs of advertising as the associated advertisement runs. Advertising expense was $13.1 million in Fiscal 1998, $13.2 million in Fiscal 1997, and $13.0 million in Fiscal 1996.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was adopted in Fiscal Year 1998 with the restatement of earlier periods.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131"), which establishes annual and interim reporting standards for a Company's business segments and related disclosures about products and services, geographic areas, and major customers. The Company generates substantially all of its revenues through a common delivery infrastructure, and therefore the Company has only one reportable segment. Substantially all revenues are generated from domestic sources and all of the Company's long-lived assets are physically located within the United States.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, be measured at fair value and that the results of such measurement be included either in the income statement or stockholders' equity, depending on the nature of the transaction. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of the adoption of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

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

RECLASSIFICATIONS AND RESTATEMENT

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

The consolidated balance sheet as of January 31, 1998 has been restated to reflect a change to the allocation of the reorganization value to the reorganized Company's net assets under Fresh-Start Reporting. The restatement is the result of a fair value adjustment to certain noncurrent assets at January 31, 1998 used in the allocation. The change resulted in a combined decrease of approximately $9.3 million in property and equipment and leasehold interests and the establishment of an intangible asset "excess reorganization value" of approximately the same amount. There was no effect on previously reported current assets, total stockholders' equity (deficit) or net income (loss) related to these restatements or reclassifications.

NOTE 4 - EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Options to purchase 1.6 million shares of Common Stock in Fiscal 1997 were not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the Common Stock. Options and warrants to purchase common stock, with an exercise price of $0.01 per share, were not included in the computation of diluted loss per common share in Fiscal 1998 and Fiscal 1996 since the effect of assuming their exercise would be anti-dilutive.

Net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The weighted average number of shares outstanding for both basic and diluted calculations was 9,000,010, 17,875,602 and 17,899,906 for Fiscal 1998, Fiscal 1997, and Fiscal
1996, respectively.

Earnings (Loss) per Common Share                                            Fiscal 1998          Fiscal 1997        Fiscal 1996
                                                                            -----------          -----------        -----------
Basic and diluted (loss) earnings per common share
        (Loss) income from operations before extraordinary item                  $(0.50)               $3.00             $(0.97)
        Extraordinary item - gain on debt discharge                              $   --                $3.86             $  --
                                                                            -----------          -----------        -----------
        Net (loss) income                                                        $(0.50)               $6.86             $(0.97)
                                                                            -----------          -----------        -----------
                                                                            -----------          -----------        -----------

Shares Used in Computing Earnings (Loss)
 per Common Share (in thousands)                                            Fiscal 1998          Fiscal 1997        Fiscal 1996
                                                                            ------------         -----------        -----------
                                                                            Common Stock                Old Common Stock
                                                                            ------------         ------------------------------
Basic and Diluted                                                                 9,000               17,876             17,900
                                                                            -----------          -----------        -----------
                                                                            -----------          -----------        -----------

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                          JANUARY 30,         JANUARY 31,
                                                                             1999                1998
                                                                          -----------         -----------
                                                                              (dollars in thousands)
         Buildings and equipment under capital leases                        $9,482               $9,482
         Buildings and improvements                                           2,100                2,100
         Leasehold improvements                                              11,467               11,118
         Furniture, fixtures, and equipment                                   8,575                8,006
         Software costs                                                       1,872                1,400
         Work in progress                                                       990                   48
                                                                        -----------          -----------
                                                                             34,486               32,154
         Less accumulated depreciation and amortization                      (5,590)                   -
                                                                        -----------          -----------
                                                                            $28,896              $32,154
                                                                        -----------          -----------
                                                                        -----------          -----------


NOTE 6 - LEASES

All of the Company's stores are currently operated in facilities leased by the Company, except one which is operated in a building owned by the Company, subject to a ground lease, which expires in 2015. The Company also leases some of its equipment and its office facility. Generally, store leases provide for minimum rentals (which include payment of taxes and insurance in some cases) and contingent rentals (which are based upon a percentage of sales in excess of a stipulated minimum). The majority of lease agreements cover periods from 20 to 30 years, including multiple renewal options of up to five years each. Capital lease obligations were revalued under Fresh-Start Reporting.

Operating lease rental expense is summarized as follows:

                                                 FISCAL       FISCAL      FISCAL
                                                  1998         1997        1996
                                                 ------       ------      ------
                                                      (dollars in thousands)

          Minimum rentals                        $6,277       $6,307      $7,095
          Contingent rentals                        726          616         660
          Sublease rentals                       (1,025)        (999)       (959)
                                                 ------       ------      ------
                                                 $5,978       $5,924      $6,796
                                                 ------       ------      ------
                                                 ------       ------      ------

The Company received sublease rentals related to capital leases of approximately $0.4 million during each of Fiscal 1998, Fiscal 1997 and Fiscal 1996. Capital lease interest expense was $1.5 million, $2.0 million, and $2.1 million during Fiscal 1998, Fiscal 1997, and Fiscal 1996, respectively.

Future minimum rental payments under capital and operating leases are summarized as follows:

                                          CAPITAL      OPERATING
                                          LEASES        LEASES
                                         --------      ---------
                                         (dollars in thousands)
For the fiscal years:
         1999                             $3,004         $6,634
         2000                              2,896          5,971
         2001                              2,836          5,637
         2002                              2,001          4,954
         2003                              1,498          4,500
         Thereafter                       10,393         17,786
                                          ------         ------

Total minimum rental payments             22,628        $45,482
                                                         ------
                                                         ------
Less amounts representing interest        (8,757)
                                          ------
Present value of obligations             $13,871
                                          ------
                                          ------

In addition, the Company guarantees an operating lease of a third party that operates the Company's distribution center in Kent, Washington, which expires in February 2001. Minimum monthly lease payments guaranteed by the Company pursuant to such lease approximate $21,000 per month.


NOTE 7 - DEBT

REVOLVER AND TERM LOAN

The Company entered into the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated as of September 26, 1997 (the "Loan Agreement"), between the Company and BankBoston, pursuant to which BankBoston provides Lamonts with (i) a revolving line of credit (the "Revolver") with a maximum borrowing capacity of $32 million, ($35 million for the period October 15, 1998 to December 15, 1998) and (ii) a term loan in the amount of $10 million (the "Term Loan" and, together with the Revolver, the "BankBoston Facility"). The Company was required to maintain a Revolver balance of less than $20.5 million for 30 consecutive days between December 15, 1998 and January 31, 1999. Pursuant to, and on the terms and conditions set forth in, the Loan Agreement, BankBoston is obligated to make loans and advances to Lamonts on a revolving basis, and to issue letters of credit to or for the account of Lamonts (with a sublimit for letters of credit of $3 million) in an aggregate outstanding amount (net of repayments) not to exceed the lesser of $32 million and a borrowing base approximately equal to 65% (subject to adjustment and reserves as specified in the Loan Agreement) of the book value of the Company's first quality finished goods inventory held for sale. The borrowing base increased to 70% effective January 15, 1999, through June 30, 1999, at which time the borrowing base will revert back to 65%. The Term Loan was fully disbursed during the Chapter 11 case and no further amounts may be borrowed thereunder. The Term Loan is guaranteed by Specialty Investment I LLC (the "Surety").

The Revolver will mature two years after the Plan Effective Date subject to earlier maturity (including, as a result of acceleration, mandatory prepayment or otherwise) of the Term Loan. The Term Loan will mature December 26, 1999, subject to earlier maturity (including, as a result of acceleration, mandatory prepayment or otherwise) of the Revolver. Lamonts has the option to extend the maturity date of the Term Loan for two additional one-year periods (subject to earlier maturity of the Revolver), on the terms and conditions set forth in the Loan Agreement and upon payment of a fee equal to approximately 5% of the outstanding amount of the Term Loan on the relevant extension date. There are no extension options for the Revolver.

Lamonts is required to make principal payments on the Term Loan of $25,000 per month commencing on October 31, 1998. A substantial portion of the principal amount of the Term Loan is expected to be outstanding on the maturity date of the Term Loan.

Lamonts' borrowings under both the Revolver and the Term Loan bear interest at a floating rate of 1.50% above the annual interest rate announced from time to time by BankBoston as its "base rate" (the "Base Rate") or, at Lamonts' option, at 2.75% above the rate (fully adjusted for applicable reserve requirements) based on the rate offered dollar deposits in the interbank eurodollar market (the "Eurodollar Rate"). The rates are subject to adjustment annually on June 1, based upon Lamonts' financial results in accordance with the criteria set forth in the Loan Agreement. The default rate of interest under the Revolver is 3% above the Base Rate. The default rate of interest under the Term Loan prior to maturity is 7% above the non-default rate otherwise applicable, and after maturity is 7% above the non-default rate applicable to loans measured by the Base Rate. For Fiscal 1998 and Fiscal 1997, the weighted average interest rate for Base Rate loans was 9.8% and 10.0%, respectively, and the weighted average interest rate for Eurodollar Rate loans was 8.3% and 8.5%, respectively.

A facility fee for the Revolver in the amount of $336,000 was paid on the Plan Effective Date and an additional fee in the amount of $224,000 was paid on December 31, 1998. A letter of credit fee of 1.75% per annum will be charged quarterly in arrears based on the average daily maximum aggregate amount available to be drawn by beneficiaries under all outstanding letters of credit. A commitment fee in the amount of 0.5% per annum will be payable monthly in arrears based on the average daily unused amount of the maximum Revolver facility. Both the letter of credit fee and the commitment fee are subject to adjustment annually on June 1, based upon Lamonts' financial results in accordance with the criteria set forth in the Loan Agreement. In addition to a closing fee in the amount of $500,000 that Lamonts paid at the closing of the Term Loan on September 26, 1997, an additional closing fee for the Term Loan, calculated at the rate of 5% per annum applied to the average daily principal balance of the Term Loan outstanding after September 26, 1998, is payable at the times and in the manner set forth in the Loan Agreement. If the options to extend the maturity date of the Term Loan are exercised, extension fees calculated at the rate of 5% per annum applied to the average daily principal balance of the Term Loan outstanding during the applicable extension period will be payable at the times and in the manner set forth in the Loan Agreement.

Advances by BankBoston under the BankBoston Facility are secured by all real and personal property, rights, and assets of Lamonts, including, without limitation, real estate leasehold interests.

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

The Loan Agreement contains certain covenants, among others provisions, which require the Company to maintain certain inventory levels within a range of minimum and maximum book values and a debt service coverage ratio, in each case measured on a quarterly basis. In addition, to the foregoing, the Company has restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends and other restrictions. As of January 30, 1999, the Company is in compliance with all covenants.

Any necessary waivers of or amendments to the covenants require, with certain exceptions specified in the BankBoston Facility, the concurrence of both BankBoston and the Surety. The Loan Agreement contains customary Events of Default for credit facilities of its type. The Surety has the right, under specified circumstances after a default, to direct BankBoston to declare Lamonts' obligations under the BankBoston Facility immediately due and payable and to cause the exercise of certain of BankBoston's rights and remedies under the Loan Agreement.

As of January 30, 1999, the Company had $25.4 million of borrowings outstanding under the Revolver (with additional borrowing capacity thereunder of $5.0 million) and $9.9 million outstanding under the Term Loan.

To hedge the interest rate exposure from variable rate loans under the BankBoston Facility, on March 24, 1998, the Company entered into a forward interest rate swap letter agreement ("Swap Agreement") with BankBoston. Under the Swap Agreement, the Company pays a fixed rate of 5.73% per annum and receives the floating rate which is tied to 3-month LIBOR as fixed quarterly. The Swap Agreement is for a notional amount of $20 million for a period of two years beginning March 25, 1998. Net periodic cash settlements under the Swap Agreement are recognized in the consolidated statements of operations when they accrue.

CERTAIN DEFERRED PRIORITY TAX OBLIGATIONS  AND DEFERRED CURE PAYMENTS

Deferred priority tax obligations consist of $0.5 million (of which approximately $0.25 million is included in current maturities of long-term debt) in tax claims which were entitled to priority under the Bankruptcy Code. The holders of these certain deferred priority tax claims will receive deferred cash payments in principal amounts equal in the aggregate to the amount of their claims, payable in quarterly installments beginning April 30, 1998 through October 31, 2000, together with interest at the prevailing statutory rates.

Deferred cure payments accepted by landlords consist of approximately $0.1 million (of which approximately $0.07 million is included in current maturities of long-term debt) of lease arrearages required under the Plan subsequent to the Plan Effective Date. The deferred cash payments, including principal plus simple interest at the rate of 8% per annum, will be paid quarterly, in equal principal amounts beginning January 31, 1998 through October 31, 2000.

Maturities of long-term debt obligations are as follows:

              For fiscal years ending:        (dollars in thousands)
                             1999                      $10,228
                             2000                          265
                                                       --------
                                                       $10,493
                                                       --------
                                                       --------

LETTERS OF CREDIT

At January 30, 1999, the Company had no outstanding trade or stand-by letters of credit


NOTE 8 - STORE CLOSURE COSTS

In October 1996, the Company received approval by the Bankruptcy Court to close four underperforming stores. During Fiscal 1996, $3.1 million was charged to reorganization expense in connection with the closure of these stores. Revenues associated with the closed stores totaled $13.9 million Fiscal 1996. Operating income (losses) incurred from these stores, excluding the allocation of corporate expenses, interest and reorganization expenses, were $1.4 million. There were no store closure costs in Fiscal 1998 or Fiscal 1997.


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

Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                            JANUARY 30,  JANUARY 31,
                                               1999         1998
                                            -----------  -----------
                                             (dollars in thousands)
Deferred income tax assets:
     Net operating loss carryovers           $5,642       $5,190
     Accrued payroll and related costs        1,230        1,118
     Leasehold interests                      1,134          889

     Other                                      680        1,670
     Valuation allowance                     (7,750)       (6,418)
                                             -------      --------
Total deferred income tax assets                936        2,449
                                             -------      --------

Deferred income tax liabilities:
     Inventory                                $(572)        $(572)
     Property and equipment                    (364)       (1,877)
                                             -------      --------
Total deferred income tax liabilities          (936)       (2,449)
                                             -------      --------

Net deferred income taxes                        $0           $0
                                             -------      --------
                                             -------      --------

As of January 30, 1999, the Company had approximately $16 million of regular tax Net Operating Losses ("NOL"), after adjustments for section 382 limitations discussed below, which will expire in years 2009 through 2019.

The Company underwent an ownership change in reorganization under Chapter 11 which was approved by the Bankruptcy Court on December 18, 1997. Section 382 of the Internal Revenue Code limits the use of NOLs when an ownership change occurs. The annual limitation under section 382 with respect to such ownership change has significantly limited the Company's ability to use its NOLs to offset future taxable income. The annual section 382 limitation on the pre-ownership change NOLs is approximately $1 million. As a result of the section 382 limitation a maximum of $15.3 million of pre-ownership change NOLs will become available prior to expiration. Post-ownership change NOLs are unaffected by the section 382 limitation.

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

REVOLVER AND TERM LOAN

The fair value is estimated based on current rates offered for similar debt. Carrying value approximates the fair value.

INTEREST RATE SWAP

The fair value of the interest rate swap, under the Swap Agreement, was estimated to be ($0.1 million).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters will not have a material adverse effect on the financial statements of the Company, but, if decided adversely to the Company, could have a material effect on quarterly or annual operating results during the period such matters are resolved.

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

The Company utilizes an outside service bureau, Affiliated Computer Services, Inc. ("ACS"), for its mainframe computer processing pursuant to a contract that continues through February 2000. Fees payable to ACS under the contract are based on CPU utilization and other miscellaneous charges. The minimum monthly fee payable to ACS under the contract is $50,000. In addition, ACS licenses certain system and application software programs to the Company.

The Company is self-insured for health care claims for eligible covered enrollees. Consulting actuaries assist the Company in determining its undiscounted liability for self-insured claims. The Company is liable for claims up to $200,000 per covered enrollee annually. The maximum lifetime benefit per covered enrollee is $1.0 million. Self-insurance claims costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

The Company's proprietary charge card, administered and owned by Alliance Data Systems ("ADS"), provides for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Through a contractual arrangement, as amended (the "Alliance Agreement"), ADS owns the receivables generated from purchases made by customers using the Lamonts charge card.

In October 1998, the Company entered into an agreement with NCR Corporation ("NCR"), in which NCR will furnish certain equipment and related services in connection with the replacement of in-store registers and computer and operating systems ("POS Project"). The equipment has been financed through a leasing company as an operating lease over five years. Lease obligations to the leasing company begin when the equipment is received.


NOTE 12 - STOCKHOLDERS' EQUITY

As provided under the Plan, the authorized capital stock of the Company is 50,000,000 shares and consists of 39,999,990 shares of Common Stock, 10 shares of Class B Common Stock, and 10,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock").

All equity interests existing immediately prior to consummation of the Plan were canceled pursuant to the Plan, and the accumulated deficit relating to the equity interests was eliminated under Fresh-Start Reporting.

COMMON STOCK

Each share of Common Stock entitles the holder thereof to one vote on all matters on which holders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe to any additional securities issued by the Company, and no stockholder has any right to convert Common Stock into other securities. No shares of Common Stock are subject to redemption or to any sinking fund provisions. All of the outstanding shares of Common Stock are fully paid and nonassessable.

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

Upon the affirmative vote of not less than three-fourths of the then outstanding shares of the Class B Common Stock, (a) during the continuance of any event described in Section 11(b) of the Loan Agreement (each, an "Event of Default"), including, without limitation, nonpayment of principal and/or interest, covenant defaults, breach of representations and warranties and certain events of bankruptcy, in each case subject to applicable notice and cure periods, and/or
(b) upon acceleration of any of the loans under the Loan Agreement and until such acceleration is rescinded or all amounts due under such accelerated loan are paid in full, the Company shall (i) file a voluntary petition under Chapter 11 of the Bankruptcy Code and (ii) oppose any motion to dismiss the resulting bankruptcy case. Such right of the holders of the Class B Common Stock will terminate upon satisfaction in full of all of the Company's obligations under the Term Loan, whereupon each share of Class B Common Stock will automatically convert into one share of Common Stock. Such right of the holders of the Class B Common Stock shall be coextensive with the right of the Board of Directors at any time to cause such a filing to occur, and such right shall not restrict the ability of the Board of Directors to otherwise cause the Company to file a voluntary petition under the Bankruptcy Code or to oppose any motion to dismiss any bankruptcy case. Subject to certain exceptions set forth in the Company's Second Restated Certificate of Incorporation, shares of Class B Common Stock are non-transferable.

As required under the BankBoston Facility, in consideration of the Surety's guaranty of the Term Loan, the Company issued 10 shares of the Class B Common Stock, representing all of the authorized and outstanding Class B Common Stock, to the Surety on the Plan Effective Date.

STOCKHOLDER RIGHTS PLAN

In January 1999, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a dividend of one Share Purchase Right (a "Right") was declared for each share of Common Stock and Class B Common Stock of the Company outstanding at the close of business on January 22, 1999.

In the event that a person or group acquires beneficial ownership of shares that represent 15% or more of the combined voting power of the outstanding shares of Common Stock and Class B Common Stock of the Company without advance approval by the Board of Directors, each Right will entitle the holder, other than the acquirer and its affiliates, to buy Common Stock of the Company with a market value of twice the Right's then current exercise price (initially $6.00, subject to adjustment). In addition, if the new Rights are triggered by such a non-approved acquisition and the Company is thereafter acquired in a merger or other transaction in which the stockholders of the Company are not treated equally, stockholders with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights.

The Board of Directors may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable. The Rights trade automatically with the underlying Common Stock (unless and until a distribution event occurs under the Rights Plan) and expire on January 12, 2009, if not redeemed earlier.

The Rights Plan includes grandfathering provisions that exempt Troutman Investment Company ("Troutman Investment") and its affiliates including Dallas
C. Troutman (collectively, "Troutman"), which hold approximately 32.5% of the common stock of the Company on a fully-diluted basis, and Specialty Investment I LLC, which holds warrants to acquire approximately 19% of the Common Stock of the Company, at their respective levels of Common Stock ownership at the time the Rights Plan was adopted. However, dispositions of shares owned at the time of the adoption of the Rights Plan will reduce each of Troutman and Specialty Investment's maximum permissible level of ownership share-for-share (i.e., any acquisition by Troutman or Specialty Investment of securities other than the grandfathered securities which, when aggregated with the grandfathered securities, represent 15% or more of the voting power of the Common Stock and Class B Common Stock of the Company, will trigger the Rights Plan).

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

CLASS A WARRANTS AND CLASS B WARRANTS

Class A Warrants to purchase an aggregate of 2,203,320 shares of Common Stock and Class B Warrants to purchase an aggregate of 800,237 shares of Common Stock were issued by the Company in accordance with the Plan pursuant to a Warrant Agreement (the "Class A/B Warrant Agreement") entered into between the Company and Norwest Bank Minnesota, N.A., as Warrant Agent named therein. The Class A Warrants are exercisable, in whole or in part, on the first date on which the Aggregate Equity Trading Value (as defined below) equals or exceeds $20 million and, if not previously exercised, expire on the tenth anniversary of the Plan Effective Date. The Class B Warrants are exercisable, in whole or in part, on the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million and, if not previously exercised, expire on the tenth anniversary of the Plan Effective Date. The exercise price for the Class A Warrants and the Class B Warrants is $.01 per share. The number and type of securities issuable upon exercise of the Class A Warrants and the Class B Warrants and the exercise price payable upon exercise thereof are subject to customary anti-dilution protection as described in the Class A/B Warrant Agreement.

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

CLASS C WARRANTS

254,043 Class C Warrants to purchase an aggregate of 3,810,645 shares of Common Stock were issued by the Company in accordance with the Plan pursuant to one or more Warrant Agreements (collectively, the "Class C Warrant Agreements") entered into between the Company and the initial holders of the Class C Warrants, and were distributed as follows: (i) 228,639 Class C Warrants to purchase an aggregate of 3,429,585 shares of Common Stock were distributed to the Surety as required under the BankBoston Facility and in consideration of the Surety's guaranty of the Term Loan and in partial exchange for the Surety's administrative claim against the Company's Chapter 11 estate; and (ii) 25,404 Class C Warrants to purchase an aggregate of 381,060 shares of Common Stock were distributed to the holders of Stock Options. The Class C Warrants are exercisable, in whole or in part, as follows: (a) at any time after the date of issuance thereof and until the fourth anniversary of the Plan Effective Date, the Class C Warrants are exercisable for an aggregate of 3,556,602 shares of Common Stock at an exercise price of $1.25 per share; and (b) at any time after the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million and until the tenth anniversary of the Plan Effective Date, the Class C Warrants are exercisable for an aggregate of 254,043 additional shares of Common Stock at an exercise price of $.01 per share; provided that the portion of each Class C Warrant otherwise exercisable after the first date on which the Aggregate Equity Trading Value equals or exceeds $25 million shall not be exercisable by any holder thereof unless such holder has exercised in full such holder's portion of such Class C Warrant that is immediately exercisable upon the issuance thereof. The number and type of securities issuable upon exercise of the Class C Warrants are subject to customary anti-dilution protection as described in the Class C Warrant Agreements.

GORDIAN WARRANTS

On June 1, 1998, as compensation to Gordian for investment banking services rendered to the Company during the Company's Chapter 11 case, Gordian was issued warrants exercisable for the purchase 161,937 shares of Common Stock with an exercise price of $1.24 per share. The Gordian Warrants are immediately exercisable and expire five (5) years from their issuance date.

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

Under the terms of the Stock Option Plan, the Company has available, in addition to the 1,333,728 shares of Common Stock reserved for issuance upon the exercise of the Stock Options granted on the Plan Effective Date (subject to adjustment to prevent dilution upon certain events, excluding any exercise of Class A Warrants, Class B Warrants, Class C Warrants, or Stock Options), an additional 375,000 shares of Common Stock for possible grants of additional stock options from time to time after the Plan Effective Date if, and to the extent, a committee appointed by the Board of Directors ("Compensation Committee"), may determine that additional grants would be in the best interest of the Company. Any shares forfeited, canceled, exchanged or surrendered will again be available under the Stock Option Plan. Stock Options issued as of January 30, 1999 have a per share exercise price of $1.00, a term of 10 years and vest as follows: 25% on the date of grant, and 25% on each annual anniversary of the date of grant.

The following summarizes the Stock Options granted under the Stock Option Plan during Fiscal 1997 and 1998:

                                                                                                 Weighted
                                                                    Shares         Range         Average
                                                                 ----------   --------------    -----------
        Balance February 1, 1997                                         0
        Granted                                                  1,333,728     $0.01 - $1.00       $0.75
        Exercised                                                        0
        Expired / Canceled                                               0
                                                                 ----------   --------------       ------
        Balance, January 31, 1998                                1,333,728     $0.01 - $1.00       $0.75

        Granted                                                    388,000         $1.00           $1.00
        Exercised                                                        0
        Expired / Canceled                                         (67,275)    $0.01 - $1.00       $0.84
                                                                 ----------   --------------       ------
        Balance, January 30, 1999                                1,654,453     $0.01 - $1.00       $0.81
                                                                 ----------
                                                                 ----------

The following table summarizes information concerning options outstanding and exercisable at January 30, 1999:

                                                  Weighted
                                                   Average
                                                  Remaining              Weighted                             Weighted
      Range of Exercise             Number     Contractual Life           Average            Number            Average
           Prices                Outstanding       (Years)             Exercise Price     Exercisable       Exercise Price
  --------------------------   --------------- --------------------- ------------------ ---------------- -------------------
            $0.01                   322,828          9.00                  $0.01            119,957            $0.01
            $1.00                 1,331,625          9.02                  $1.00            583,125            $1.00
  --------------------------   --------------- --------------------- ------------------ ---------------- -------------------
  --------------------------   --------------- --------------------- ------------------ ---------------- -------------------
        $0.01 - $1.00             1,654,453          9.01                  $0.81            703,082            $0.83
  --------------------------   --------------- --------------------- ------------------ ---------------- -------------------
  --------------------------   --------------- --------------------- ------------------ ---------------- -------------------

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

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"). This information is required to be determined as if the Company has accounted for its employee stock options granted subsequent to January 31, 1995, under the fair value method of that statement.

The fair value of the options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for Fiscal 1998 and Fiscal 1997: risk free interest rates of 5.2% and 5.7%; a stock price volatility factor of 2.25 estimated based on the Company's actual stock prices during Fiscal 1998 and 0.45 estimated based on stock prices of similar publicly traded companies with similar stock option plans; and an expected option life of 5 and 10 years; and no dividend during the expected terms.

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

Pro Forma (Loss) Income and EPS from Operations Before Extraordinary Item:

                                                                      Fiscal 1998         Fiscal 1997
                                                                 ------------------------------------
                                                                     (dollars in thousands except
                                                                               share data)
(Loss) income from operations before extraordinary item:
          As reported                                                   $(4,461)           $53,546
          Pro forma net (loss) income                                   $(4,636)           $53,487
Basic and Diluted EPS from operations before extraordinary item:
          As reported                                                    $(0.50)             $3.00
          Pro forma net (loss) income per share                          $(0.52)             $3.00


NOTE 13 - RELATED PARTY TRANSACTIONS

As required by the BankBoston Facility and in partial exchange for its administrative claim, pursuant to the Plan, the Surety received (i) 228,639 Class C Warrants exercisable for the purchase of an aggregate of 3,429,585 shares of Common Stock and (ii) 10 shares of Class B Common Stock representing all of the authorized and outstanding Class B Common Stock.

Under the Plan, certain investment companies and accounts indirectly controlled by FMR Corp. (collectively "Fidelity") received 2,925,140 shares of Common Stock, 1,810,380 Class A Warrants and 581,181 Class B Warrants in exchange for 1,042,174 shares of Old Common Stock and $60.6 million of outstanding debt.

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

On January 4, 1999, Troutman Investment filed with the SEC a report stating that on December 23, 1998, Troutman Investment acquired 2,925,140 shares of Class A Common Stock, 1,810,380 Class A Warrants, and 581,181 Class B Warrants from Fidelity with the stated intent of entering into discussions with the Company regarding a possible merger of the two Companies. Troutman Investment's principal business is the operation of retail stores selling fashion apparel and home and fashion accessories.

In January, 1999 the Company commenced preliminary discussions with Troutman with respect to a possible merger between the Company and Troutman Investment. Additionally, the Board of Directors of the Company adopted a Stockholder Rights Plan (See Note 12) and certain amendments to the Company's Bylaws. The Company does not intend to disclose any details of the discussions with Troutman pending their outcome.

On March 10, 1999, Troutman Investment transferred all of its securities of Lamonts Apparel, Inc. to Dallas C. Troutman, president and controlling stockholder of Troutman Investment.

NOTE 14 - BENEFIT PLANS

PENSION PLAN

On January 1, 1986, the Company established the Lamonts Apparel, Inc. Employees Retirement Trust (the "Pension Plan"). The Pension Plan is a noncontributory defined benefit pension plan for employees of the Company who are not eligible for pension benefits from another pension plan pursuant to collective bargaining agreements. Participant benefits are based on years of service and compensation during later years of employment. The Company makes contributions to the Pension Plan in amounts which comply with the minimum regulatory funding requirements.

On February 26, 1998, the Board approved an amendment to the Pension Plan which provided that, effective April 1, 1998, benefits under the Pension Plan would cease to accrue. In addition, the entry of new participants would be prohibited. Participants not vested as of April 1, 1998, continue to accrue vesting service after April 1, 1998. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"), the projected benefit obligation decreased, and a curtailment gain of $1.0 million was recognized in Fiscal 1998. The curtailment gain is included as a reduction of operating and administrative expense in the consolidated statements of operations.

The following table sets forth the Company's funded plan status and amounts recognized in the Company's consolidated balance sheets:

                                                      JANUARY 30,      JANUARY 31,       FEBRUARY 1,
                                                         1999             1998              1997
                                                      ----------       ----------        ----------
                                                         (dollars in thousands, except percents)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                 $8,422            $6,513            $6,547
Service cost                                                64               336               404
Interest cost                                              554               527               461
Assumption change                                          383               899              (522)
Actuarial loss (gain)                                      352               441              (117)
Curtailment                                             (1,001)               --                --
Benefits paid                                             (376)             (294)             (260)
                                                       -------           -------           -------
Benefit obligation at end of year                        8,398             8,422             6,513
                                                       -------           -------           -------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year           6,528             6,045             5,345
Actual return on plan assets                               456               777               635
Employer contributions                                     175                --               527
Benefits paid                                             (376)             (294)             (462)
                                                       -------           -------           -------
Fair value of plan assets at end of year                 6,783             6,528             6,045
                                                       -------           -------           -------

Funded status                                           (1,615)           (1,894)             (468)
Unrecognized actuarial loss                                893             1,432               347
                                                       -------           -------           -------
Accrued benefit cost                                      (722)             (462)             (121)
                                                       -------           -------           -------

WEIGHT AVERAGE ASSUMPTIONS
Discount rate                                             6.75%              7.0%             7.75%
Expected long term rate of return on assets                9.0%              9.0%              9.0%
Rate of increase in future compensation levels             3.5%              3.5%              3.5%


                                                       FISCAL          FISCAL        FISCAL
                                                        1998            1997          1996
                                                      --------        --------      --------
                                                              (dollars in thousands)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                              $64           $336           $404
Interest cost on projected benefit obligation             554            527            461
Expected return on plan assets                           (613)          (532)          (494)
Recognized net actuarial loss                              --             10             72
                                                      -------          -----          -----
Net periodic benefit cost                                  $5           $341           $443
                                                      -------          -----          -----
                                                      -------          -----          -----
SFAS No. 88 curtailment gain                           $1,001             --             --

LAMONTS 401(k) PLAN

The Lamonts Apparel, Inc. Tax Relief Investments Protection Plan, as amended and restated effective January 1, 1994 (the "401(k) Plan") provides participants the opportunity to elect to defer an amount from 1% to 15% of their compensation, in increments of 1%. Under the 401(k) Plan, the Company matches contributions equal to 50% of each participant's deferred pay contributions (such contribution not to exceed one percent of the participant's compensation). Effective April 1, 1998, the Company increased its matching contribution to 50% of the first 4% of each participant's deferred pay contributions. Effective April 1, 1999, the Company increased its matching contribution to 50% of the first 6% of each participant's deferred pay contributions. The Company contributed $0.2 million, $0.12 million, and $0.14 million during Fiscal 1998, Fiscal 1997, and Fiscal 1996, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 1998, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as its independent accountants.

The dismissal of PwC was approved by unanimous written consent of the Board of Directors on July 1, 1998.

For the fiscal year ended January 31, 1998, PwC's report on the consolidated financial statements contained an unqualified opinion which included the following explanatory paragraph:

"On January 31, 1998, the Company emerged from bankruptcy. As discussed in Note 2 to the consolidated financial statements, the Company adopted "Fresh-Start Reporting" principles in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As a result of the reorganization and the adoption of Fresh-Start Reporting, the Company's January 31, 1998 consolidated balance sheet is not comparable to the Company's February 1, 1997 consolidated balance sheet since it presents the consolidated financial position of the reorganized entity."

For the fiscal year ended February 1, 1997, PwC's report on the consolidated financial statements contained an unqualified opinion which included the following explanatory paragraph:

"The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations. As discussed in Note 1 of the notes to the consolidated financial statements, on January 6, 1995, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. Further, as more fully described in Note 1, claims substantially in excess of amounts reflected as liabilities in the consolidated financial statements have been asserted against the Company as a result of the reorganization proceedings. The validity of these claims, as well as the amount and manner of payment of all valid claims, will ultimately be determined by the Bankruptcy Court. As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the confirmation of a Plan of Reorganization could materially change the amounts currently recorded in the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern and recover the carrying amounts of its assets. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties."

During the quarter ended May 2, 1998 and the fiscal years ended January 31, 1998 and February 1, 1997, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement in connection with its report.

On July 29, 1998,the Company engaged Deloitte & Touche LLP as its principal accountants to audit the Company's consolidated financial statements.

                                    PART III

ITEM 10 - EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information called for by this item is incorporated by reference from the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of the Stockholders, to be filed with the Commission on or before May 30, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference from the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of the Stockholders, to be filed with the Commission on or before May 30, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated by reference from the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of the Stockholders, to be filed with the Commission on or before May 30, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference from the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of the Stockholders, to be filed with the Commission on or before May 30, 1999.

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

       Exhibit
       Number   Description of Document
      --------  -----------------------
        (a)     Exhibits.

        2.1 Modified and Restated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. (Previously filed as Exhibit 99.1 in Quarterly Report on Form 10-Q of the Registrant as filed with Commission on December 16, 1997) (7)

        2.2 Supplemented and Restated Disclosure Statement (As Amended) re Debtor's Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. (Previously filed as Exhibit 99.2 in Quarterly Report on Form 10-Q of the Registrant as filed with Commission on December 16, 1997) (7)

        3.1     Second Restated Certificate of Incorporation of the Registrant.
                (10)

        3.2     Amended and Restated By-laws of the Registrant.*

        4.1     Specimen Class A Common Stock certificate. (10)

        4.2     Specimen Class B Common Stock certificate. (10)

        4.3 Warrant Agreement dated January 31, 1998 between the Registrant and Norwest Bank Minnesota, N.A., as Warrant Agent. (8)

        4.4 Warrant Agreement dated January 31, 1998 between the Registrant and Specialty Investment I LLC. (8)

        4.5 Warrant Agreement dated January 31, 1998 between the Registrant and Gordian Group, L.P. (9)

        4.6 Form of Warrant Agreement dated January 31, 1998 between Registrant and each of Alan R. Schlesinger, Loren R. Rothschild, Debbie A. Brownfield, E.H. Bulen and Gary Grossblatt. (8)

        4.7 Rights Agreement dated January 12, 1999, between the Registrant and Norwest Bank Minnesota, N.A. (12)

        4.8 Certificate of Designation, Preferences and Rights of Series RP Preferred Stock, dated January 12, 1999 *

        10.1 Standard Service Agreement dated February 13, 1989 between Frederick Atkins, Incorporated and the Registrant, as amended October 3, 1989 and February 5, 1990. (10)

        10.2 Credit Card Plan Agreement dated June 20, 1988, as amended September 30, 1992, between the Registrant and Alliance Data Systems (successor in interest to National City Bank, Columbus, f/k/a BancOhio National Bank) (the "Credit Card Plan Agreement"). (2)

        10.3 Amendment No. 2 dated March 30, 1994 to the Credit Card Plan Agreement. (3)

        10.4 Letter Agreement dated November 2, 1994 to the Credit Card Plan Agreement. (4)

        10.5 License Agreement dated May 25, 1995 between the Registrant and Shoe Corporation of America. (5)

        10.6 Depository Account Agreement dated June 4, 1996 among the Registrant, BankBoston and Bank of America, N.W. N.A. (d/b/a Seafirst Bank). (10)

        10.7 Amendment dated December 9, 1996 to the Credit Card Plan Agreement. (6)

        10.8 Computer Services Agreement dated February 4, 1997 between the Registrant and Affiliated Computer Services, Inc. (6)

        10.9 Non-Qualified Employee Stock Option Agreement dated January 31, 1998 between the Registrant and each of Alan R. Schlesinger, Loren R. Rothschild, Debbie A. Brownfield, E.H. Bulen and Gary
                A. Grossblatt. (10) (1)

        10.10   Lamonts Apparel, Inc. 1998 Stock Option Plan. (10) (1)

        10.11 Amended and Restated Employment Agreement dated April 19, 1999 between the Registrant and Alan R. Schlesinger. (1) *

        10.12 Amended and Restated Employment Agreement dated April 19, 1999 between the Registrant and Loren R. Rothschild. (1) * . 10.13 Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and Bank Boston, as agent. (7)

        10.14 Grant of Registration Rights dated January 31, 1998 among the Company and the parties listed on the signature pages thereto.
                (10)

        10.15 Form of Indemnification Agreement dated January 31, 1998 between the Registrant and each of Alan R. Schlesinger, Loren R. Rothschild, Debbie A. Brownfield, E.H. Bulen, Gary A. Grossblatt, Paul M. Buxbaum, Stanford Springel and John J. Wiesner. (10) (1)

        10.16 First Amendment dated January 8, 1998, to Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent (11)

        10.17 Second Amendment dated April 1, 1998, to Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent (11)

        10.18 Third Amendment dated September 23, 1998, to Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent (11)

        10.19 Fourth Amendment dated April 13, 1999 to Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent *

        10.20 Form of Employment Agreement dated April 19, 1999 between the Registrant and Debbie A. Brownfield, E.H. Bulen and Gary A. Grossblatt (1) *

        23.1    Auditors' Consent *

        23.2    Auditors' Consent *

        27.1    Financial Data Schedule *

-----------------
        *       filed herewith

        (1) Management contracts and/or compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K.

        (2) Incorporated by reference from Registration Statement No. 33-56038 of the Registrant, initially filed with the Commission on December 22, 1992.

        (3) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on June 14, 1994.

        (4) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with Commission on January 27, 1995.

        (5) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on June 12, 1995.

        (6) Incorporated by reference from Annual Report on Form 10-K of the Registrant as filed with Commission on May 2, 1997.

        (7) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with Commission on December 16, 1997.

        (8) Incorporated by reference from the Company's Registration Statement on Form 8-A (File No. 000-15542) filed with the Commission on February 2, 1998.

        (9) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-45455) filed with the Commission on February 2, 1998.

        (10) Incorporated by reference from the Company's Registration Statement on Form S-1

                (File No. 333-44311) initially filed with the Commission on January 15, 1998.

        (11) Incorporated by reference from Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on December 16, 1998

        (12) Incorporated by reference from Current Report on Form 8-K of the Registrant as filed with the Commission on January 13, 1999.


(b)     Reports filed on Form 8-K

        1. Form 8-K dated July 9, 1998. Item 4 - Changes in Registrant's Certifying Accountant, related to announcing that PricewaterhouseCoopers LLP was dismissed as the Company's independent accountants.

        2. Form 8-K dated July 29, 1998. Item 4 - Changes in Registrant's Certifying Accountant, related to announcing the engagement of Deloitte & Touche LLP as the principal accountants to audit the Company's consolidated financial statements.

        3. Form 8-K dated January 12, 1999. Item 5 - Other Events, related to (i) the commencement of preliminary discussions between the Company and Troutman with respect to a possible business combination between the Company and Troutman, (ii) the adoption by the Board of Directors of the Company of a Stockholder Rights Plan; and (iii) the adoption by the Board of certain amendments to the Company's Bylaws. No financial statements were filed with this Form 8-K.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         LAMONTS APPAREL, INC.

         By:  /S/ DEBBIE A. BROWNFIELD
            -----------------------------------------
            Debbie A. Brownfield
            Executive Vice President and Chief Financial Officer



Date:    April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                                   DATE

  /s/ Alan R. Schlesinger          Chairman of the Board, Chief
----------------------------       Executive Officer, President and
Alan R. Schlesinger                Director (Principal Executive Officer)        April 29, 1999




  /s/ Loren R. Rothschild          Vice Chairman of the Board, Chief
----------------------------       Administrative Officer and Director           April 29, 1999
Loren R. Rothschild



  /s/ Debbie A. Brownfield         Executive Vice President and Chief
----------------------------       Financial Officer (Principal
Debbie A. Brownfield               Financial and Accounting Officer)             April 29, 1999



/s/ Stanford Springel
----------------------------
Stanford Springel                  Director                                      April 29, 1999


/s/ John J. Wiesner
----------------------------
John J. Wiesner                    Director                                      April 29, 1999


/s/ Paul M. Buxbaum
----------------------------
Paul M. Buxbaum                    Director                                      April 29, 1999
