Form 10-Q
period 1999-05-01
LAMONTS APPAREL INC
filed 1999-06-15
CIK 785962

================================================================================


                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark One)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the thirteen weeks ended May 1, 1999

                                      OR

       | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes   |X|      No  | |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                                                   Yes   |X|      No  | |

As of May 28, 1999, there were 9,000,000 shares of Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 10 shares of Registrant's Class B Common Stock, par value $0.01 per share, outstanding.


                            Exhibit Index on Page 16


                                Page 1 of 17 pages

                             LAMONTS APPAREL, INC.
                                 FORM 10-Q
                                MAY 1, 1999


                                 INDEX

                                                                                                                Page
                                                                                                                ----
Caution Regarding Forward-Looking Statements                                                                       3

Part I.  Financial Information

     Item 1         Consolidated Financial Statements

                    -    Consolidated Balance Sheets - May 1, 1999 and January 30, 1999                            4

                    -    Consolidated Statements of Operations and Accumulated Deficit for the thirteen weeks
                         ended May 1, 1999 and May 2, 1998                                                         5

                    -    Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 1999 and
                         May 2, 1998                                                                               6

                    -    Notes to Consolidated Financial Statements                                                8

     Item 2         -    Management's Discussion and Analysis of Financial Condition and Results of Operations    10

     Item 3         -    Quantitative and Qualitative Disclosure About Market Risk                                14


Part II.  Other Information

     Item 1         -    Legal Proceedings                                                                        15

     Item 2         -    Changes in Securities and Use of Proceeds                                                15

     Item 3         -    Defaults Upon Senior Securities                                                          15

     Item 4         -    Submission of Matters and Vote of Security Holders                                       15

     Item 5         -    Other Information                                                                        15

     Item 6         -    Exhibits and Reports on Form 8-K                                                         16

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

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                               LAMONTS APPAREL, INC.
                            CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)

                                                                         MAY 1, 1999      JANUARY 30, 1999
                                                                      ---------------    -----------------
                                                                         (UNAUDITED)
Current Assets:
    Cash                                                                     $ 2,151              $ 1,594
    Receivables                                                                2,062                2,124
    Inventories                                                               47,275               42,411
    Prepaid expenses and other                                                 1,396                1,433
                                                                       ---------------   ------------------
      Total current assets                                                    52,884               47,562

Property and equipment - net of accumulated depreciation and
    amortization of $7,172 and $5,590, respectively                           28,531               28,896
Leasehold interests                                                            6,731                7,134
Excess reorganization value                                                    8,715                8,832
Deposits                                                                       1,078                1,078
Other assets                                                                     433                  393
                                                                       --------------    -----------------
        Total assets                                                        $ 98,372             $ 93,895
                                                                       --------------    -----------------
                                                                       --------------    -----------------

Current Liabilities:
    Borrowings under the Revolver                                           $ 30,370             $ 25,396
    Accounts payable                                                          20,322               17,231
    Accrued payroll and related costs                                          2,612                2,615
    Accrued taxes                                                              1,428                  967
    Accrued interest                                                             553                  419
    Other accrued expenses                                                     6,355                5,722
    Current maturities of long-term debt                                      10,153               10,228
    Current maturities of obligations under capital leases                     1,645                1,646
                                                                       --------------    -----------------
      Total current liabilities                                               73,438               64,224

Long-term debt, net of current maturities                                        183                  265
Obligations under capital leases, net of current maturities                   11,833               12,225
Other                                                                          2,556                2,579
                                                                       --------------    -----------------
        Total liabilities                                                     88,010               79,293

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                             -                    -
    Common stock, $.01 par value; 40,000,000 shares authorized;
      Class A:  9,000,000 shares issued and outstanding                       16,926               16,926
      Class B:  10 shares issued and outstanding                                   1                    1
    Warrants - contributed capital                                             3,029                3,029
    Accumulated deficit                                                       (8,701)              (4,461)
    Accumulated other comprehensive loss                                        (893)                (893)
                                                                       --------------    -----------------
      Total stockholders' equity                                              10,362               14,602
                                                                       --------------    -----------------
        Total liabilities and stockholders' equity                          $ 98,372             $ 93,895
                                                                       --------------    -----------------
                                                                       --------------    -----------------

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

                                   LAMONTS APPAREL, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND ACCUMULATED DEFICIT
                                        (UNAUDITED)
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THIRTEEN WEEKS ENDED
                                                               ------------------------------------------
                                                                  MAY 1, 1999             MAY 2, 1998
                                                               -------------------     ------------------
                                                                                          (RESTATED)
Revenues                                                                 $ 41,234               $ 39,471
Cost of merchandise sold                                                   27,093                 27,573
                                                               -------------------     ------------------
    Gross profit                                                           14,141                 11,898
                                                               -------------------     ------------------

Operating and administrative expenses                                      14,710                 13,608
Depreciation and amortization                                               2,190                  1,871
                                                               -------------------     ------------------
    Operating costs                                                        16,900                 15,479
                                                               -------------------     ------------------

Loss from operations                                                       (2,759)                (3,581)

Other income (expense):
    Interest expense                                                       (1,485)                (1,436)
    Other income                                                                4                      5
                                                               -------------------     ------------------

Net loss                                                                   (4,240)                (5,012)

Accumulated deficit, beginning of period                                   (4,461)                     -
                                                               -------------------     ------------------

Accumulated deficit, end of period                                         (8,701)                (5,012)
                                                               -------------------     ------------------
                                                               -------------------     ------------------

Basic and Diluted Loss per Common Share                                   ($ 0.47)               ($ 0.56)
                                                               -------------------     ------------------
                                                               -------------------     ------------------

Weighted Average Shares Used in Computing Loss
    per Common Share:
    Basic and Diluted                                                   9,000,010              9,000,010

   The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

                                                                                 THIRTEEN WEEKS ENDED
                                                                       ------------------------------------------
                                                                          MAY 1, 1999            MAY 2, 1998
                                                                       ------------------     -------------------
                                                                                                  (RESTATED)
Cash flows from operating activities:
    Net loss                                                                    ($ 4,240)               ($ 5,012)
Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization                                                2,190                   1,871
      Curtailment gain from pension plan                                               -                  (1,001)
      Non-cash interest, including amortization of debt-related costs                290                     235
      Net change in current assets and liabilities                                  (814)                 (1,484)
      Other                                                                          (55)                    (97)
                                                                       ------------------     -------------------
           Net cash used by operating activities                                  (2,629)                 (5,488)
                                                                       ------------------     -------------------

Cash flows from investing activities:
    Capital expenditures                                                          (1,217)                   (359)
    Other                                                                            (21)                    (75)
                                                                       ------------------     -------------------
           Net cash used by investing activities                                  (1,238)                   (434)
                                                                       ------------------     -------------------

Cash flows from financing activities:
    Net borrowings under Revolver                                                  4,974                   7,005
    Payments on long-term debt                                                      (157)                   (100)
    Payments on obligations under capital leases                                    (393)                   (335)
                                                                       ------------------     -------------------
           Net cash provided by financing activities                               4,424                   6,570
                                                                       ------------------     -------------------
Net increase in cash                                                                 557                     648
Cash, beginning of period                                                          1,594                   1,301
                                                                       ------------------     -------------------
Cash, end of period                                                              $ 2,151                 $ 1,949
                                                                       ------------------     -------------------
                                                                       ------------------     -------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

                                                                                 THIRTEEN WEEKS ENDED
                                                                       ------------------------------------------
                                                                          MAY 1, 1999            MAY 2, 1998
                                                                       ------------------     -------------------
                                                                                                  (RESTATED)
Reconciliation of net change in current assets and liabilities:
    (Increase) decrease in:
      Receivables                                                                   $ 62                  ($ 175)
      Inventories                                                                 (4,864)                 (3,947)
      Prepaid expenses and other                                                    (328)                  1,160
    Increase (decrease) in:
      Accounts payable                                                             3,091                   4,107
      Accrued payroll and related costs                                               (3)                 (1,210)
      Accrued taxes                                                                  461                     454
      Accrued interest                                                               134                     120
      Other accrued expenses                                                         633                  (1,993)
                                                                       ------------------     -------------------

                                                                                  ($ 814)               ($ 1,484)
                                                                       ------------------     -------------------
                                                                       ------------------     -------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash interest payments made                                                  $ 1,075                 $ 1,082

         The accompanying notes are an integral part of the consolidated financial statements.

                                LAMONTS APPAREL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     MAY 1, 1999

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries. All subsidiaries of the Company are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements included herein, and related notes, should be read in conjunction with the audited, annual consolidated financial statements, and notes thereto, for the 52 weeks ended January 30, 1999 ("Fiscal 1998"), included in the Company's Annual Report on Form 10-K.

On May 1,1999, the Company had a working capital deficit of approximately $20.6 million. Approximately $9.8 million of the working capital deficit is a result of recording as a current liability the balance due on December 26, 1999 on the Company's Term Loan, referred to in the Capital Resources section below. Subject to an extension of the Revolver, referred to in the Capital Resources below, for a sufficient period, the Company has the option to extend the maturity date of the Term Loan for two additional one-year periods and plans to do so. If the Term Loan is extended, the Company will record the balance due on the Term Loan as long-term debt. Based on discussions to date with BankBoston, the Company anticipates that the Revolver will be extended.

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

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

In February 1999, the Company changed its method of accounting for inventories from the Last-In-First-Out (LIFO) method to the First-In-First-Out (FIFO) method. Management believes that the FIFO method provides a better measurement of operating results as the Company has experienced stable prices and expects the trend to continue for the foreseeable future. Under the current non-inflationary environment, the use of the FIFO method will more accurately reflect the Company's financial position.

The change in method of accounting for inventories has been applied retroactively to the prior year consolidated financial statements and comparative amounts for prior periods have been restated. The effect of the restatement was to increase net loss and accumulated deficit by $2.2 million or $0.25 per share for the thirteen weeks ended May 2, 1998. The effect of this change on the Company's consolidated results of operations for the fiscal years ended January 30, 1999 and January 31, 1998 was not material.


NOTE 4 - INCOME (LOSS) PER COMMON SHARE

For the thirteen weeks ended May 1, 1999 and May 2, 1998, all outstanding options and warrants to purchase common stock were excluded from the computation of diluted loss per common share since the effect of assuming their exercise would be anti-dilutive.


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

In March 1995, the Company brought an action against one of its landlords, Hickel Investment Company ("Hickel"), to recover overpayments of common area maintenance and other charges made to Hickel. The United States District Court for the District of Alaska has entered a judgment against Hickel for an amount in excess of $1.9 million. Hickel has since appealed the judgment and posted a bond to obtain a stay pending appeal. There can be no assurance that the Company will be successful on appeal. No amounts related to this judgment have been recorded in the consolidated financial statements.

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

In October 1998, the Company entered into a purchase agreement with NCR Corporation ("NCR"), in which NCR will furnish certain equipment and related services in connection with the replacement of in-store registers and computer and operating systems ("POS Project"). The minimum purchase commitment under the agreement is approximately $2.1 million. The agreement also contains a cancellation charge of 20 percent of the list price of the canceled product (approximately $0.6 million). The equipment has been financed through a leasing company as an operating lease over five years. Lease obligations to the leasing company begin when the Company receives the equipment. As of May 1, 1999, the Company had received equipment with related lease obligations of approximately $1.1 million.

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


RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the thirteen weeks ended May 1, 1999 ("1st Quarter 1999"), compared to the thirteen weeks ended May 2, 1998 ("1st Quarter 1998").

REVENUES. Comparable store revenues (i.e., stores open since the beginning of each of the periods presented) of $41.2 million for the 1st Quarter 1999 increased $1.7 million or 4.5% from $39.5 million for the 1st Quarter 1998. Management believes that revenues increased due primarily to higher average inventory levels and strong sales in the Alaska market. There can be no assurance that revenues will increase in future periods.

GROSS PROFIT. Gross profit, as a percentage of revenues, increased from 30.1% for the 1st Quarter 1998, to 34.3% for the 1st Quarter 1999. The 1st Quarter 1998 gross profit was restated and reduced by $2.2 million as a result of converting from LIFO to FIFO accounting for inventories (see Note 3 to the consolidated financial statements). Gross profit for the 1st Quarter 1998, as a percentage of revenues before the conversion to FIFO, was 35.8%. The 34.3% gross profit percentage for the 1st Quarter 1999 reflects seasonal markdowns, which were taken at a higher rate than in the 1st Quarter 1998.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were $14.7 million or 35.7% of sales for the 1st Quarter 1999, compared to $13.6 million or 34.5% of sales for the 1st Quarter 1998. Excluding the curtailment gain of $1.0 million recognized in the first quarter of Fiscal 1998, operating and administrative expenses for 1st Quarter 1998 were 37.0% of sales. Increased sales with expenses remaining relatively constant, accounted for the decrease as a percentage of sales, after adjustment for the curtailment gain.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.2 million for the 1st Quarter 1999 compared to $1.9 million for the 1st Quarter 1998, primarily due to higher asset values.

INTEREST EXPENSE. Interest expense was $1.5 million for the 1st Quarter 1999 compared to $1.4 million for the 1st Quarter 1998. The increase in interest expense is primarily related to higher average borrowings under the Company's BankBoston Facility, referred to in the Capital Resources section below, partially offset by lower interest rates.

NET LOSS. As a result of the factors listed above, the Company recorded a net loss of $4.2 million for the 1st Quarter 1999, compared to a net loss of $5.0 million for the 1st Quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

In the 1st Quarter 1999, $2.6 million of cash was used by operating activities as compared to $5.5 million of cash used by operating activities in the 1st Quarter 1998. In the prior year, cash for operating activities was used for the payment of accrued reorganization expenses as required under the Plan. The Company's primary cash requirement currently is the procurement of inventory, which is currently funded through borrowings under the BankBoston Facility, referred to in the Capital Resources section below, trade credit and cash generated from operations.

In the 1st Quarter 1999, $1.2 million of cash was used by investing activities as compared to $0.4 million in the 1st Quarter 1998. The increase of $0.8 million used by investing activities is due primarily to higher capital expenditures related to the replacement of the POS platform, which includes the replacement of in-store registers, and related computers and operating systems.

During the 1st Quarter 1999, $4.4 million of cash was provided by financing activities as compared to $6.6 million in the 1st Quarter 1998, the result of lower net borrowings under the Revolver, referred to in the Capital Resources section below.

On May 1,1999, the Company had a working capital deficit of approximately $20.6 million. Approximately $9.8 million of the working capital deficit is a result of recording as a current liability the balance due on December 26, 1999 on the Company's Term Loan, referred to in the Capital Resources section below. Subject to an extension of the Revolver, for a sufficient period, the Company has the option to extend the maturity date of the Term Loan for two additional one-year periods and plans to do so. If the Term Loan is extended, the Company will record the balance due on the Term Loan as long-term debt. Based on discussions to date with BankBoston, the Company anticipates that the Revolver will be extended.

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


CAPITAL RESOURCES

The Company entered into the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated as of September 26, 1997 (the "Loan Agreement"), between the Company and BankBoston, N.A. ("BankBoston"), pursuant to which BankBoston provides Lamonts with (i) a revolving line of credit (the "Revolver") with a maximum borrowing capacity of $32 million; and (ii) a term loan in the amount of $10 million (the "Term Loan" and, together with the Revolver, the "BankBoston Facility"). See Note 7 to the consolidated financial statements for the 52 weeks ended January 30, 1999, included in the Company's Annual Report on Form 10-K, for a description of the BankBoston Facility.


SEASONALITY

The Company's business is subject to substantial seasonal variations in demand. Historically, approximately one-third of the Company's sales, and substantially all of its contribution to net income have been realized in the fourth fiscal quarter (which includes the November/December holiday season).

YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000, which could cause a system failure or miscalculations, leading to disruptions in operations.

The Company has established a compliance program to modify or replace existing information technology systems to prevent the generation of invalid or incorrect results in connection with processing year dates for the year 2000 and later ("Year 2000"). The Company believes that it will complete its Year 2000 modifications by the end of the third quarter of the 52 weeks ending January 29, 2000 ("Fiscal 1999") and, based on its current understanding of its systems, does not currently anticipate any material disruption in operations as a result of Year 2000 issues. However, if modifications or replacements are not properly made, or are not completed timely, the reasonably likely worst case scenario is that various nonessential stand-alone systems would be impaired and the Company would lose its ability to efficiently process merchandise through its leased distribution center, which might have a material adverse effect on its operations.

As of May 1, 1999, the Company estimates that 93% of its mainframe and client server information technology ("IT") systems have been tested and are currently operating as Year 2000 compliant systems. The Company estimates that an additional 6% of its IT systems have been reviewed and modified, but not yet tested, with the remaining 1% not reviewed, modified or tested. As of June 9, 1999, 100% of the Company's IT systems have been reviewed or modified, with only 2.7% yet to be tested. Additionally, the Company is in the process of replacing its POS platform, which includes the replacement of in-store registers, and related computers and operating systems ("POS Project"). As of May 1, 1999, the Company estimates that 80% of the POS Project has been completed. Full testing of the POS Project was completed in April 1999, and the installation of new registers began in April 1999. Completion of the rollout is scheduled for the third quarter of Fiscal 1999. A summary of the expected completion dates for work currently in process to make all IT operating systems and application systems software Year 2000 compliant is as follows:

Second Quarter of Fiscal 1999:    1.   Leased distribution center.

Third Quarter of Fiscal 1999:     1.   Full test of all systems at a disaster
                                       recovery site which will emulate
                                       the changeover to the Year 2000.
                                  2.   Replacement of in-store
                                       registers, computers, and
                                       operating systems with new
                                       hardware and software.
                                  3.   Mid-range computer operating
                                       systems and application systems software.

The Company spent $86,000 for 1st Quarter 1999 compared to $123,000 for 1st Quarter 1998 to make its computer systems Year 2000 compliant. The total cost of the project to date, as of May 1, 1999 was $830,000, and the Company estimates it will spend approximately $135,000 in the remainder of Fiscal 1999 to complete the project. The total expected cost approximates the total budgeted project cost of $1,000,000, excluding costs related to the POS Project.

Suppliers of the Company and other third parties exchange information with the Company or rely on the Company's merchandising systems for certain sales and inventory information. The Company currently does not have complete information concerning the compliance status of its suppliers or other third parties. Although the Company is not dependent on any single supplier, Year 2000 noncompliance by suppliers or third parties could impact the company's sales and disrupt the flow of merchandise to the stores and/or impair the Company's ability to process credit card transactions. Because third-party failures could have a material adverse impact on the Company's ability to conduct business, the Company is currently in the process of requesting confirmations from major suppliers to certify that plans are being developed to address Year 2000 issues.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                                        Principal / Notional Amount Maturing in:
-----------------------------------------------------------------------------------------------------
                                                                                                         Total    Fair Value
                                Fiscal      Fiscal      Fiscal      Fiscal      Fiscal                  May 1,      May 1,
                                  1999        2000        2001        2002        2003    Thereafter      1999       1999
---------------------------- ----------- ----------- ----------- ----------- ----------- ------------- --------   -----------
                                                          (dollars in thousands, except percents)
INTEREST RATE RISK:

LIABILITIES:

Borrowings under the
Revolver                         $30,370           -           -           -          -           -      $30,370      $30,370
       Variable average
       interest rate               8.07%          -%          -%          -%         -%          -%        8.07%

Short-term debt                    9,825           -           -           -          -           -        9,825        9,825
       Variable average
       interest rate               7.75%          -%          -%          -%         -%          -%        7.75%

Long-term debt - fixed               192        $211           -           -          -           -          403          403
        Average interest
        rate                        8.0%        8.0%          -%          -%         -%          -%         8.0%

Long-term debt                        54          54           -           -          -           -          108           96
       Variable average
       interest rate                7.0%        7.0%          -%          -%         -%          -%         7.0%

Obligations under
capital leases                     1,448       1,775      $1,738      $1,227       $918      $6,372       13,478       13,478
       Variable average
       interest rate              10.42%      10.42%      10.42%      10.42%     10.42%      10.42%       10.42%

DERIVATIVES MATCHED AGAINST LIABILITIES:

Swaps - fixed rate (1)                 -      $20,000          -           -           -            -     $20,000        $0.2
       Average pay rate            5.73%        5.73%         -%          -%          -%           -%       5.73%
       Average receive
       rate                         5.0%         5.0%         -%          -%          -%           -%        5.0%

(1) Interest rate swaps on which the Company is the fixed rate payor.

                       PART II. OTHER INFORMATION


ITEM 1- LEGAL PROCEEDINGS

Reference is made to Note 5 of the Consolidated Financial Statements included elsewhere in this report.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                                  None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                                  None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  None


ITEM 5 - OTHER INFORMATION

                                  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

               Exhibit No.       Description of Exhibit
               -----------       ----------------------

                    18.1        Letter re change in accounting principle*

                    27.1        Financial Data Schedule*


              ---------------
                    *           filed herewith


(b) Reports filed on Form 8-K:

                                  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Registrant:  LAMONTS APPAREL, INC.



Date: June 14, 1999                          By:  /s/ Debbie A. Brownfield
                                             -----------------------------
                                             Debbie A. Brownfield
                                             Executive Vice President,
                                             Chief Financial Officer, Treasurer,
                                             and Secretary