Form 10-Q
period 1999-07-31
LAMONTS APPAREL INC
filed 1999-09-14
CIK 785962

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the twenty-six weeks ended July 31, 1999

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

                            Yes   /X/      No  / /

As of August 31, 1999, there were 9,000,000 shares of Registrant's Class A
Common Stock, par value $0.01 per share, outstanding and 10 shares of Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            Exhibit Index on Page 18


                               Page 1 of 23 pages

                                              LAMONTS APPAREL, INC.
                                                    FORM 10-Q
                                                  JULY 31, 1999


                                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
Caution Regarding Forward-Looking Statements                                                                       3

Part I.  Financial Information

     Item 1         Consolidated Financial Statements

                    -   Consolidated Balance Sheets - July 31,1999 and January 30, 1999                            4

                    -   Consolidated Statements of Operations and Accumulated Deficit for the thirteen weeks       5
                        ended July 31, 1999 and August 1, 1998

                    -   Consolidated Statements of Operations and Accumulated Deficit for the twenty-six           6
                        weeks ended July 31, 1999 and August 1, 1998

                    -   Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 1999         7
                        and August 1, 1998

                    -   Notes to Consolidated Financial Statements                                                 9

     Item 2         -   Management's Discussion and Analysis of Financial Condition and Results of Operations     11

     Item 3         -   Quantitative and Qualitative Disclosure About Market Risk                                 15

Part II.  Other Information

     Item 1         -   Legal Proceedings                                                                         16

     Item 2         -   Changes in Securities and Use of Proceeds                                                 16

     Item 3         -   Defaults Upon Senior Securities                                                           16

     Item 4         -   Submission of Matters and Vote of Security Holders                                        16

     Item 5         -   Other Information                                                                         17

     Item 6         -   Exhibits and Reports on Form 8-K                                                          18

CAUTION REGARDING FORWARD-LOOKING STATEMENTS


Statements in this report containing the words "believes," "anticipates," "expects," and words of similar import, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others:

      -  national and local general economic and market conditions;
      -  demographic changes;
      -  liability and other claims asserted against Lamonts;
      -  competition;
      -  the loss of a significant number of our customers or suppliers;
      -  fluctuations in our operating results;
      -  changes in our business strategy or development plans;
      -  disruptions in our business;
      -  our ability to attract and retain qualified personnel;
      -  ownership of our common stock;
      -  volatility of our stock price; and
      - delays on the part of us, or suppliers or other third parties in achieving year 2000 compliance.

Additional risk factors are identified in Lamonts' Registration Statement on Form S-1 (No. 333-44311) initially filed with the SEC on January 15, 1998 (as amended from time to time, and most recently amended by Post-Effective Amendment No. 1, filed on August 10, 1999), and those described from time to time in Lamonts' other filings with the SEC, press releases and other communications. We disclaim any obligations to update any of these factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference in this report to reflect future events or developments.

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                                            LAMONTS APPAREL, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                            (dollars in thousands)

                                                                       JULY 31, 1999       JANUARY 30, 1999
                                                                       -------------       ----------------
                                                                        (UNAUDITED)
Current Assets:
    Cash                                                                    $  2,145               $  1,594
    Receivables                                                                4,881                  2,124
    Inventories                                                               46,705                 42,411
    Prepaid expenses and other                                                   985                  1,433
                                                                       -------------       ----------------
      Total current assets                                                    54,716                 47,562

Property and equipment - net of accumulated depreciation and
    amortization of $8,785 and $5,590, respectively                           27,914                 28,896
Leasehold interests                                                            6,346                  7,134
Excess reorganization value                                                    8,599                  8,832
Deposits                                                                       1,087                  1,078
Other assets                                                                     424                    393
                                                                       -------------       ----------------
        Total assets                                                        $ 99,086               $ 93,895
                                                                       -------------       ----------------
                                                                       -------------       ----------------

Current Liabilities:
    Borrowings under the Revolver                                           $ 29,764               $ 25,396
    Accounts payable                                                          24,678                 17,231
    Accrued payroll and related costs                                          2,497                  2,615
    Accrued taxes                                                              1,846                    967
    Accrued interest                                                             465                    419
    Other accrued expenses                                                     5,168                  5,722
    Current maturities of long-term debt                                      10,078                 10,228
    Current maturities of obligations under capital leases                     1,717                  1,646
                                                                       -------------       ----------------
      Total current liabilities                                               76,213                 64,224

    Long-term debt, net of current maturities                                    101                    265
    Obligations under capital leases, net of current maturities               11,359                 12,225
    Other                                                                      2,532                  2,579
                                                                       -------------       ----------------
        Total liabilities                                                     90,205                 79,293

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                             -                      -
    Common stock, $.01 par value; 40,000,000 shares authorized;
      Class A:  9,000,000 shares issued and outstanding                       16,926                 16,926
      Class B:  10 shares issued and outstanding                                   1                      1
    Warrants - contributed capital                                             3,029                  3,029
    Accumulated deficit                                                      (10,182)                (4,461)
    Accumulated other comprehensive loss                                        (893)                  (893)
                                                                       -------------       ----------------
      Total stockholders' equity                                               8,881                 14,602
                                                                       -------------       ----------------
        Total liabilities and stockholders' equity                          $ 99,086               $ 93,895
                                                                       -------------       ----------------
                                                                       -------------       ----------------

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

                                           LAMONTS APPAREL, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND ACCUMULATED DEFICIT
                                                (unaudited)
                               (dollars in thousands, except per share data)

                                                                           THIRTEEN WEEKS ENDED
                                                                    ------------------------------------

                                                                    JULY 31, 1999         AUGUST 1, 1998
                                                                    -------------         --------------
                                                                                          (RESTATED)
Revenues                                                                 $ 50,888               $ 50,591
Cost of merchandise sold                                                   32,163                 32,954
                                                                    -------------         --------------
    Gross profit                                                           18,725                 17,637
                                                                    -------------         --------------

Operating and administrative expenses                                      16,482                 15,824
Depreciation and amortization                                               2,214                  1,903
                                                                    -------------         --------------

    Operating costs                                                        18,696                 17,727
                                                                    -------------         --------------
Income (loss) from operations                                                  29                    (90)

Other income (expense):
    Interest expense                                                       (1,510)                  (709)
    Other income                                                                -                      2
                                                                    -------------         --------------

Net Loss                                                                   (1,481)                  (797)

Accumulated deficit, beginning of period                                   (8,701)                (5,012)
                                                                    -------------         --------------

Accumulated deficit, end of period                                       ($10,182)               ($5,809)
                                                                    -------------         --------------
                                                                    -------------         --------------


Basic and Diluted Loss per Common Share                                    ($0.16)                ($0.09)
                                                                    -------------         --------------
                                                                    -------------         --------------

Weighted Average Shares Used in Computing Loss per Common Share:
    Basic and Diluted                                                   9,000,010              9,000,010


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

                                           LAMONTS APPAREL, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND ACCUMULATED DEFICIT
                                                (unaudited)
                               (dollars in thousands, except per share data)


                                                                           TWENTY-SIX WEEKS ENDED
                                                                    ------------------------------------

                                                                    JULY 31, 1999         AUGUST 1, 1998
                                                                    -------------         --------------
                                                                                            (RESTATED)
Revenues                                                                 $ 92,122               $ 90,062
Cost of merchandise sold                                                   59,256                 60,527
                                                                    -------------         --------------
    Gross profit                                                           32,866                 29,535
                                                                    -------------         --------------

Operating and administrative expenses                                      31,192                 29,432
Depreciation and amortization                                               4,404                  3,774
                                                                    -------------         --------------
    Operating costs                                                        35,596                 33,206
                                                                    -------------         --------------

Loss from operations                                                       (2,730)                (3,671)

Other income (expense):
    Interest expense                                                       (2,995)                (2,145)
    Other income                                                                4                      7
                                                                    -------------         --------------

Net loss                                                                   (5,721)                (5,809)

Accumulated deficit, beginning of period                                   (4,461)                     -
                                                                    -------------         --------------

Accumulated deficit, end of period                                       ($10,182)               ($5,809)
                                                                    -------------         --------------
                                                                    -------------         --------------



Basic and Diluted Loss per Common Share                                   ($ 0.64)               ($ 0.65)
                                                                    -------------         --------------
                                                                    -------------         --------------

Weighted Average Shares Used in Computing Loss per Common Share:
    Basic and Diluted                                                   9,000,010              9,000,010


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

                                                LAMONTS APPAREL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                               (dollars in thousands)

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                              -------------------------------------

                                                                              JULY 31, 1999          AUGUST 1, 1998
                                                                              -------------          --------------
                                                                                                        (RESTATED)
Cash flows from operating activities:
    Net loss                                                                       ($ 5,721)               ($ 5,809)
Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization                                                   4,404                   3,774
      Curtailment gain from pension plan                                                  -                  (1,001)
      Non-cash interest, including amortization of debt-related costs                   551                     433
      Net change in current assets and liabilities                                      367                  (4,102)
      Other                                                                             (55)                    (78)
                                                                              -------------          --------------

           Net cash used by operating activities                                       (454)                 (6,783)
                                                                              -------------          --------------

Cash flows from investing activities:
    Capital expenditures                                                             (2,211)                   (618)
    Other                                                                               (43)                    (75)
                                                                              -------------          --------------

           Net cash used by investing activities                                     (2,254)                   (693)
                                                                              -------------          --------------

Cash flows from financing activities:
    Net borrowings under Revolver                                                     4,368                   9,060
    Payments on long-term debt                                                         (314)                   (182)
    Principal payments on obligations under capital leases                             (795)                   (806)
                                                                              -------------          --------------

           Net cash provided by financing activities                                  3,259                   8,072
                                                                              -------------          --------------

Net increase in cash                                                                    551                     596
Cash, beginning of period                                                             1,594                   1,301
                                                                              -------------          --------------

Cash, end of period                                                                 $ 2,145                 $ 1,897
                                                                              -------------          --------------
                                                                              -------------          --------------


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

                                             LAMONTS APPAREL, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                            (dollars in thousands)

                                                                                TWENTY-SIX WEEKS ENDED
                                                                         -------------------------------------

                                                                         JULY 31, 1999          AUGUST 1, 1998
                                                                         -------------          --------------
                                                                                                  (RESTATED)
Reconciliation of net change in current assets and liabilities:
    (Increase) decrease in:
      Receivables                                                             ($ 2,757)               ($ 1,328)
      Inventories                                                               (4,294)                 (5,633)
      Prepaid expenses and other                                                  (273)                  1,503
    Increase (decrease) in:
      Accounts payable                                                           7,447                   5,094
      Accrued payroll and related costs                                           (118)                   (668)
      Accrued taxes                                                                879                     855
      Accrued interest                                                              46                    (579)
      Other accrued expenses                                                      (563)                 (3,346)
                                                                         -------------          --------------

                                                                                 $ 367                ($ 4,102)
                                                                         -------------          --------------
                                                                         -------------          --------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash interest payments made                                                 $2,414                 $ 2,268
    Capital lease obligations incurred                                               -                     148




                  The accompanying notes are an integral part of the
                           consolidated financial statements.

                              LAMONTS APPAREL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  July 31, 1999

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations, and cash flows of Lamonts and its subsidiaries. All subsidiaries of Lamonts are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements included herein, and related notes, should be read in conjunction with the audited, annual consolidated financial statements, and notes thereto, for the 52 weeks ended January 30, 1999 ("Fiscal 1998"), included in Lamonts' Annual Report on Form 10-K.

On July 31,1999, Lamonts had a working capital deficit of approximately $21.5 million. Approximately $9.8 million of this deficit was a result of recording as a current liability the balance due on December 26, 1999 on Lamonts' term loan, referred to in the Capital Resources section below. Subject to an extension of Lamonts' revolving line of credit for a sufficient period, Lamonts has the option to extend the maturity date of the term loan for two additional one-year periods (subject to earlier maturity of the revolving line of credit) on the terms and conditions set forth in the loan agreement and upon payment of a fee equal to approximately 5% of the outstanding amount of the term loan on the relevant extension date, and Lamonts plans to do so. If the term loan is extended, Lamonts intends to record the balance due on the term loan as long-term debt. BankBoston has agreed, subject to definitive documentation, to extend the term of the revolving line of credit through January 31, 2002.

In addition, Lamonts intends to continue implementing a plan, formulated by senior management, designed to increase gross margins and reduce operating expenses through a variety of department level merchandising strategies and cost containment initiatives. If this plan is successful, it will further reduce the working capital deficit remaining after the reclassification of the term loan to long-term debt as discussed above.


NOTE 2 -- REORGANIZATION, EMERGENCE FROM CHAPTER 11 AND FRESH-START REPORTING

On January 6, 1995, Lamonts filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Washington at Seattle. The Lamonts' Modified and Restated Plan of Reorganization was confirmed by the Bankruptcy Court on December 18, 1997 and Lamonts emerged from bankruptcy on January 31, 1998 (the "Plan Effective Date").

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (also referred to as "Fresh-Start Reporting"), Lamonts adopted Fresh-Start Reporting for financial reporting purposes as of the Plan Effective Date.

In accordance with SOP 90-7, Lamonts' reorganization value was determined as of the Plan Effective Date. The reorganization value was derived by an independent public accounting firm (which was not Lamonts' independent accountants) using various valuation methods, including discounted cash flow analyses (utilizing Lamonts' projections), analyses of the market values of other publicly traded companies whose businesses are reasonably comparable, and analyses of the present value of Lamonts' equity. The reorganization value was determined to be the fair value of Lamonts before considering liabilities and approximated the amount a willing buyer would have paid for the assets of Lamonts immediately after restructuring.

NOTE 3 -- CHANGE IN ACCOUNTING PRINCIPLE

In February 1999, Lamonts changed its method of accounting for inventories from the Last-In-First-Out (LIFO) method to the First-In-First-Out (FIFO) method. Management believes that the FIFO method provides a better measurement of operating results since Lamonts has experienced stable prices and expects the trend to continue for the foreseeable future. In the current non-inflationary environment, the use of the FIFO method more accurately reflects Lamonts' financial position.

The change in method of accounting for inventories has been applied retroactively to the prior year consolidated financial statements and comparative amounts for prior periods have been restated. The result of the restatement was to increase net loss and accumulated deficit by approximately $1.0 million or $0.11 per share for the thirteen weeks ended August 1, 1998. For the twenty-six weeks ended August 1, 1998, the result of the restatement was to increase net loss and accumulated deficit by approximately $3.2 million or $0.36 per share. The effect of this change on Lamonts' consolidated results of operations for the fiscal years ended January 30, 1999 and January 31, 1998 was not material.


NOTE 4 -- INCOME (LOSS) PER COMMON SHARE

For the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998, all outstanding options and warrants to purchase common stock were excluded from the computation of diluted loss per common share since the effect of assuming their exercise would be anti-dilutive.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

Lamonts is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the ultimate outcome of all such matters should not have a material adverse effect on the financial position of Lamonts, but, if decided adversely to Lamonts, could have a material effect upon Lamonts' operating results during the period in which the litigation is resolved.

In March 1995, Lamonts brought an action against one of its landlords, Hickel Investment Company ("Hickel"), to recover overpayments of common area maintenance and other charges made to Hickel. The United States District Court for the District of Alaska has entered a judgment against Hickel for an amount in excess of $1.9 million. Hickel has since appealed the judgment and posted a bond to obtain a stay pending appeal. There can be no assurance that Lamonts will be successful on appeal. No amounts related to this judgment have been recorded in the consolidated financial statements.

Lamonts utilizes an outside service bureau, Affiliated Computer Services, Inc. ("ACS"), for its mainframe computer processing pursuant to a contract that continues through February 2000. Fees payable to ACS under the contract are based on CPU utilization and other miscellaneous charges. The minimum monthly fee payable to ACS under the contract is $50,000. In addition, ACS licenses certain system and application software programs to Lamonts.

Lamonts is self-insured for health care claims for eligible covered enrollees. Consulting actuaries assist Lamonts in determining its undiscounted liability for self-insured claims. Lamonts is liable for claims up to $200,000 per covered enrollee annually. The maximum lifetime benefit per covered enrollee is $1.0 million. Self-insurance claims costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

In October 1998, Lamonts entered into a purchase agreement with NCR Corporation ("NCR"), in which NCR will furnish certain equipment and related services in connection with the replacement of in-store registers, computers and operating systems ("POS Project"). The minimum purchase commitment under the agreement is approximately $2.1 million. The agreement also contains a cancellation charge of 20 percent of the list price of the canceled product (approximately $0.6 million). The equipment has been financed through a leasing company as an operating lease over five years. Lease obligations to the leasing company begin when

Lamonts receives the equipment. As of July 31, 1999, Lamonts had received equipment totaling $1.9 million with related remaining lease obligations of approximately $1.86 million.

Lamonts utilizes a licensee, Shoe Corporation of America ("Shoe Corporation"), for its family shoe department. Income derived from the rental fees charged to the licensee is reported as an offset to operating expenses. The rental fees paid to Lamonts by Shoe Corporation (approximately $1.4 million for the 52 weeks ended January 30, 1999) range from 10% to 12% of annual net sales generated by Shoe Corporation. The license agreement with Shoe Corporation expires in January 2001 with one three-year extension option. On June 14, 1999, Shoe Corporation filed for protection under the provisions of Chapter 11 of the United States Bankruptcy Code. Lamonts could suffer a loss of income and customer traffic if Shoe Corporation is unable to continue to act as its licensee or supply Lamonts with its desired level of shoe inventory. Further, Shoe Corporation could reject its license agreement with Lamonts, forcing Lamonts to find another licensee. There is a risk that Lamonts may not be able to enter into another license arrangement on terms advantageous to it. Lamonts' credit agreement with BankBoston currently constrains its ability to purchase shoe inventory itself. Therefore, if Lamonts cannot find a substitute shoe licensee, it would not be able to sell shoes unless Lamonts renegotiated the terms of its credit agreement to enable it to purchase shoe inventory itself and resell it like its other merchandise as a principal. As of September 8, 1999, Shoe Corporation has continued to operate under the terms of its agreement with Lamonts.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with this item, reference is made to the information appearing under "Caution Regarding Forward-Looking Statements" at the beginning of this report.

The following information should be read in conjunction with the Consolidated Financial Statements of Lamonts and Notes thereto included elsewhere in this report.


RESULTS OF OPERATIONS

The following discussion and analysis provides information with respect to the results of operations for the thirteen weeks ("2nd Quarter 1999") and twenty-six weeks ("YTD 1999") ended July 31, 1999, compared to the thirteen weeks ("2nd Quarter 1998") and twenty-six weeks ("YTD 1998") ended August 1, 1998.

REVENUES. Comparable store revenues (i.e., stores open since the beginning of each of the periods presented) of $50.9 million for 2nd Quarter 1999 increased $0.3 million or 0.6% from $50.6 million for 2nd Quarter 1998. Comparable store revenues of $92.1 million for YTD 1999 increased $2.0 million or 2.3% as compared to $90.1 million for YTD 1998. Management believes that revenues increased due primarily to higher average inventory levels and strong sales in the Alaska, Oregon, and Utah markets. We cannot assure you that revenues will increase in future periods.

GROSS PROFIT. Gross profit, as a percentage of revenues, increased from 34.9% for 2nd Quarter 1998, to 36.8% for 2nd Quarter 1999. Gross profit, as a percentage of revenues, increased from 32.8% for YTD 1998 to 35.7% for YTD 1999. The 2nd Quarter 1998 gross profit was restated and reduced by $1.0 million and YTD 1998 gross profit was restated and reduced by $3.2 million as a result of converting from LIFO to FIFO accounting for inventories (see Note 3 to the consolidated financial statements). Gross profit for YTD 1998, as a percentage of revenues before the conversion to FIFO, was 36.3%. The 35.7% gross profit percentage for YTD 1999 reflects seasonal markdowns in the thirteen weeks ended May 1, 1999, which were taken at a higher rate than in the same period a year ago.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were $16.5 million or 32.4% of sales for 2nd Quarter 1999, compared to $15.8 million or 31.3% of sales for 2nd Quarter 1998. Operating and administrative expenses were $31.2 million or 33.9% of sales for YTD 1999, compared to $29.4 million or 32.7% of sales for YTD 1998. Excluding the curtailment gain of $1.0 million recognized in the first quarter 1998, operating and administrative expenses for YTD 1999 increased approximately $0.8 million. The increase was due primarily to an increase in self-insured benefit costs, payroll related costs, advertising, and nonrecurring legal expenses related to Lamonts' termination of the Troutman merger discussions and amendments to the Form S-1.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.2 million for 2nd Quarter 1999 compared to $1.9 million for 2nd Quarter 1998. Depreciation and amortization expense was $4.4 million for YTD 1999 compared to $3.8 million for YTD 1998. Both increases were primarily due to higher asset values.

INTEREST EXPENSE. Interest expense was $1.5 million for 2nd Quarter 1999 compared to $0.7 million for 2nd Quarter 1998. Interest expense was $3.0 million for YTD 1999 compared to $2.1 million for YTD 1998. Interest expense is primarily related to borrowings under our credit facility with BankBoston, referred to in the Capital Resources section below. The increase in both 2nd Quarter 1999 and YTD 1999 was primarily the result of an adjustment, totaling approximately $0.8 million, for a change in estimate recorded in 2nd Quarter 1998. In addition, the increase in interest expense YTD 1999 was due to higher average borrowings under the credit facility with BankBoston, partially offset by lower interest rates.

NET LOSS. As a result of the factors listed above, Lamonts recorded a net loss of $1.5 million for 2nd Quarter 1999, compared to a net loss of $0.8 million for 2nd Quarter 1998. Lamonts recorded a net loss of $5.7 million for YTD 1999, compared to a net loss of $5.8 million for YTD 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

For YTD 1999, we used $0.5 million of cash for operating activities as compared to $6.8 million of cash used by operating activities for YTD 1998. The decrease in cash used for operating expenses is attributed to an increase in payables for the purchase of inventory, partially offset by an increase in receivables of $1.4 million primarily related to a landlord receivable. Additionally, in the prior year, cash for operating activities was used for the payment of accrued reorganization expenses as required by Lamont's Plan of Reorganization.

Our primary cash requirement currently is the procurement of inventory, which is presently funded through borrowings under the credit facility with BankBoston, referred to in the Capital Resources section below, trade credit, and cash generated from operations. Like other apparel retailers, Lamonts is highly dependent upon its ability to obtain trade credit, which is generally extended by its vendors and, when applicable, their factoring institutions. If Lamonts continues to obtain the trade credit terms it is currently receiving, management believes that borrowings under the credit facility with BankBoston and cash generated from operations will provide the liquidity necessary to fund Lamonts' cash requirements for the next 12 months.

For YTD 1999, we used $2.3 million of cash for investing activities as compared to $0.7 million for YTD 1998. The increase of $1.6 million used by investing activities is due primarily to higher capital expenditures related to the replacement of the point-of-sale ("POS") platform, which includes in-store registers, and related computers and operating systems.

For YTD 1999, financing activities contributed $3.3 million of cash as compared to $8.1 million in 2nd Quarter 1998, the result of lower net borrowings under Lamonts' line of credit described in the Capital Resources section below.

On July 31,1999, we had a working capital deficit of approximately $21.5 million. Approximately $9.8 million of this deficit was a result of recording as a current liability the balance due on December 26, 1999 on Lamonts' term loan, referred to in the Capital Resources section below. Subject to an extension of Lamonts' revolving line of credit for a sufficient period, Lamonts has the option to extend the maturity date of the term loan for two additional one-year periods (subject to earlier maturity of the revolving line of credit) on the terms and conditions set forth in the loan agreement and upon payment of a fee equal to approximately 5% of the outstanding amount of the term loan on the relevant extension date, and Lamonts plans to do so. If the term loan is extended, Lamonts intends to record the balance due on the term loan as long-term debt. BankBoston has agreed, subject to definitive documentation, to extend the term of the revolving line of credit through January 31, 2002.

In addition, Lamonts intends to continue implementing a plan, formulated by senior management, designed to increase gross margins and reduce operating expenses through a variety of department level merchandising strategies and cost containment initiatives. If this plan is successful it will further reduce the working capital deficit remaining after the reclassification of the term loan to long-term debt as discussed above.

Management continually evaluates store locations and operations to determine whether to close, downsize, or relocate stores that do not meet performance objectives. Management has no current plans to close any of the 38 Lamonts stores.

CAPITAL RESOURCES

Lamonts entered into the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated as of September 26, 1997 (the "Loan Agreement"), between Lamonts and BankBoston, N.A. under which BankBoston provides Lamonts with (1) a revolving line of credit with a maximum borrowing capacity of $32 million; and (2) a term loan in the amount of $10 million.

SEASONALITY

Lamonts' business is subject to substantial seasonal variations in demand. Historically, approximately one-third of Lamonts' sales, and substantially all of its contribution to net income, have been realized in the fourth fiscal quarter, which includes the November/December holiday season.

YEAR 2000

Some of Lamonts' older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000, which could cause a system failure or miscalculations, leading to disruptions in operations.

Lamonts has established a compliance program to modify or replace existing information technology systems to prevent the generation of invalid or incorrect results in connection with processing year dates for the year 2000 and later. Lamonts believes that it will complete its year 2000 modifications early in the fourth quarter of fiscal 1999 and, based on its current understanding of its systems, does not currently anticipate any material disruption in operations as a result of year 2000 issues. However, if modifications or replacements are not properly made, or are not completed timely, the reasonably likely worst case scenario is that various nonessential stand-alone systems would be impaired and Lamonts would lose its ability to efficiently process merchandise through its leased distribution center, which might have a material adverse effect on its operations.

As of July 31, 1999, Lamonts estimates that 98% of its mainframe and client server information technology systems have been tested and are currently operating as year 2000 compliant systems. The remaining 2% of the systems have not yet been tested. Additionally, Lamonts is in the process of implementing the POS Project. As of July 31, 1999, testing of the related hardware and software of the POS Project has been completed. Installation of new registers began in April 1999. Completion of the rollout is scheduled for the third quarter of Fiscal 1999. A summary of the expected completion dates for work currently in process to make all information technology operating systems and application systems software year 2000 compliant is as follows:

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

Fourth quarter of fiscal 1999:      1.       Mid-range and desktop computer
                                             operating systems and application
                                             systems software.


Lamonts spent $220,000 for YTD 1999 compared to $246,000 for YTD 1998 to make its computer systems year 2000 compliant. The total cost of the project to date, as of July 31, 1999 was $964,000 and Lamonts estimates it will spend approximately $75,000 in the remainder of Fiscal 1999 to complete the project. The total original budgeted project cost is $1,000,000, excluding costs related to the POS Project (See "Liquidity and Capital Resources" above).

Suppliers of Lamonts and other third parties exchange information with Lamonts or rely on Lamonts' merchandising systems for certain sales and inventory information. Lamonts currently does not have complete information concerning the compliance status of its suppliers or other third parties. Although Lamonts is not dependent on any single supplier, year 2000 noncompliance by suppliers or third parties could impact the company's sales and disrupt the flow of merchandise to the stores and/or impair Lamonts' ability to process credit card transactions. Because third-party failures could have a material adverse impact on Lamonts' ability to conduct business, Lamonts has requested confirmations from major suppliers to certify that plans have been developed to address year 2000 issues.

Currently, Lamonts is developing contingency plans for all information technology and other systems, as well as developing contingencies for dealing with those suppliers and other third parties who have not responded to year 2000 readiness questionnaires, or who are at risk of noncompliance.

The cost of the project and the date on which Lamonts believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, cooperation of vendors and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Lamonts presently believes that year 2000 issues will not pose significant operational problems for Lamonts. However, if all year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to year 2000 problems that are identified, it is possible that year 2000 issues will materially adversely impact Lamonts' results of operations or adversely affect Lamonts' relationships with customers, vendors, or others. Additionally, it is possible that the year 2000 issues of other entities will have a material adverse impact on Lamonts' systems or results of operations.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Lamonts is affected by the risk of fluctuating interest rates in the normal course of business, primarily as a result of borrowings, which generally bear interest at variable rates. The table below presents the principal (or notional) amounts, at book value, and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

                                    Principal / Notional Amount Maturing in:
------------------------------------------------------------------------------------------------------
                                                                                                            Total      Fair Value
                                  Fiscal      Fiscal      Fiscal      Fiscal      Fiscal                    July 31,    July 31,
                                   1999        2000        2001        2002        2003      Thereafter      1999         1999
----------------------------      ------      ------      ------      ------      ------     ----------     --------   ----------
                                                          (dollars in thousands, except percents)
INTEREST RATE RISK:

LIABILITIES:

Borrowings under the
  Revolver                       $29,763           -           -           -          -           -         $29,763      $29,763
    Variable average
      interest rate                8.27%          -%          -%          -%          -%          -%          8.27%

Short-term debt                    9,750           -           -           -          -           -           9,750        9,750
    Variable average
      interest rate                8.13%          -%          -%          -%          -%          -%          8.13%

Long-term debt                       128        $211           -           -          -           -             339          339
    Variable average
      interest rate                9.00%       9.00%          -%          -%          -%          -%          9.00%

Long-term debt                        36          54           -           -          -           -              90           79
    Fixed average
      interest rate                8.00%       8.00%          -%          -%          -%          -%          8.00%

Obligations under
  capital leases                   1,046       1,775      $1,738      $1,227        $918       $6,372        13,076       13,076
    Variable average
      interest rate               10.43%      10.43%      10.43%      10.43%      10.43%       10.43%        10.43%

DERIVATIVES MATCHED AGAINST LIABILITIES:

Swaps -- fixed rate (1)                -     $20,000          -           -           -            -        $20,000         $0.2
    Average pay rate               5.73%       5.73%          -%          -%          -%           -%         5.73%
    Average receive
      rate                         5.00%       5.00%          -%          -%          -%           -%         5.00%

---------------
(1) Interest rate swaps on which Lamonts is the fixed rate payor.

                           PART II. OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

Reference is made to Note 5 of the Consolidated Financial Statements included elsewhere in this report.


ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

                                  None


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

                                  None


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The 1999 Annual Meeting of Stockholders of Lamonts Apparel, Inc. was held on July 16, 1999.

         b) Stockholders elected by a plurality of the votes cast, five members to the Board of Directors to serve until the next Annual Meeting of the Stockholders or until their respective successors shall be elected and qualify. The members elected (all of whom were already serving as the directors of Lamonts) and the votes for and withheld were as follows:

                     MEMBER ELECTED                            FOR                WITHHELD
                  -------------------                        ---------            ---------
                  Alan R. Schlesinger                        3,037,638            3,128,057
                  Loren R. Rothschild                        3,051,852            3,113,843
                  Paul M. Buxbaum                            3,053,045            3,112,650
                  Stanford Springel                          3,051,974            3,113,721
                  John J. (Jack) Wiesner                     3,053,974            3,111,721

         c) The proposal to amend Lamonts' certificate of incorporation eliminating the prohibition against the issuance of nonvoting equity securities did not attain the necessary votes for approval. There were 1,573,756 shares voted in favor of the proposal, 3,162,316 shares voted against the proposal, and 269,262 abstained. The broker non-votes were 1,160,361 shares.

         d) The proposal to increase the authorized number of shares reserved for issuance under Lamonts' stock option plan by 750,000 shares did not attain the necessary votes for approval. There were 1,511,197 shares voted in favor of the proposal, 3,179,407 shares voted against the proposal, and 314,730 abstained. The broker non-votes were 1,160,361 shares.

ITEM 5 -- OTHER INFORMATION


UNION AGREEMENT

Approximately 300 employees working in nine Seattle, Washington and surrounding area stores are represented by the United Food and Commercial Workers Union under a contract that expired June 12, 1999. In August, 1999, Lamonts met with the union and a federal mediator and reached an agreement that will expire
June 8, 2002. Management believes that its employee relations are good.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

    EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
       2.1         Modified and Restated Plan of Reorganization Under Chapter 11
                   of the Bankruptcy Code (incorporated by reference from
                   Exhibit 99.7 of Quarterly Report on Form 10-Q of Lamonts (the
                   "Registrant") as filed with the Securities and Exchange
                   Commission (the "Commission") on December 16, 1997).

       2.2 Supplemented and Restated Disclosure Statement (As Amended) re Debtor's Plan of Reorganization Under Chapter 11 of the
                   Bankruptcy Code (incorporated by reference from Exhibit 99.8 of Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on December 16, 1997).

       3.1         Second Restated Certificate of Incorporation of the
                   Registrant (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No.
                   333-44311, initially filed with the Commission on January 15,
                   1998).

       3.2 Amended and Restated By-laws of the Registrant (as amended through July 2, 1999). (incorporated by reference from
                   Exhibit 3 (ii) of Form 8-K of the Registrant as filed with the Commission on July 6, 1999).


       4.1 Specimen Class A Common Stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration
                   Statement on Form S-1, File No. 333-44311, initially filed with the Commission on January 15, 1998).

       4.2 Specimen Class B Common Stock certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration
                   Statement on Form S-1, File No. 333-44311, initially filed with the Commission on January 15, 1998).

       4.3         Warrant Agreement dated January 31, 1998 between the
                   Registrant and Norwest Bank Minnesota, N.A., as Warrant Agent
                   (incorporated by reference from Exhibit 4 of the Company's
                   Registration Statement on Form 8-A, File No. 000-15542, filed with the Commission on February 2, 1998).

       4.4         Warrant Agreement dated January 31, 1998 between the
                   Registrant and Specialty Investment I LLC (incorporated by reference from Exhibit 5 of Lamonts' Registration Statement on Form 8-A, File No. 000-15542, filed with the Commission on
                   February 2, 1998).

       4.5         Warrant Agreement dated January 31, 1998 between the
                   Registrant and Gordian Group, L.P. (incorporated by reference from Exhibit 4.6 of Lamonts' Registration Statement on Form
                   S-8, File No. 333-45455, filed with the Commission on
                   February 2, 1998).

       4.6         Form of Warrant Agreement dated January 31, 1998 between
                   Registrant and each of Alan R. Schlesinger, Loren R.
                   Rothschild, Debbie A. Brownfield, E.H. Bulen and Gary
                   Grossblatt (incorporated by reference from Exhibit 6 of Lamonts' Registration Statement on Form 8-A, File No.
                   000-15542, filed with the Commission on February 2, 1998).(1)

       4.7         Rights Agreement dated January 12, 1999, between the
                   Registrant and Norwest Bank Minnesota, N.A. (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K of the Registrant as filed with the Commission on January 13,
                   1999).

       4.8         Certificate of Designation, Preferences and Rights of Series
                   RP Preferred Stock, dated January 12, 1999 (incorporated by reference from Exhibit 4.8 of Annual Report on Form 10-K of the Registrant as filed with the Commission on April 30,
                   1999).





       10.1       Standard Service Agreement dated February 13, 1989 between
                  Frederick Atkins, Incorporated and the Registrant, as amended
                  October 3, 1989 and February 5, 1990 (incorporated by reference from Exhibit 10.1 of the Company's Registration
                  Statement on Form S-1, File No. 333-44311, initially filed with the Commission on January 15, 1998).

       10.2 Form of Indemnification Agreement dated October 30, 1992 between the Registrant and each of Alan R. Schlesinger, Loren
                   R. Rothschild and Debbie A. Brownfield (incorporated by reference from Exhibit 10.22 of Current Report on Form 8-K of the Registrant as filed with the Commission on November 13,
                   1992).(1)

       10.3        Employment Agreement dated April 18, 1995 between the
                   Registrant and Alan R. Schlesinger (incorporated by reference from Exhibit 10.5 of Quarterly Report on Form 10-Q of the
                   Registrant as filed with the Commission on April 21,
                   1995).(1)

       10.4        Employment Agreement dated April 18, 1995 between the
                   Registrant and Loren R. Rothschild (incorporated by reference from Exhibit 10.6 of Quarterly Report on Form 10-Q of the
                   Registrant as filed with the Commission on April 21,
                   1995).(1)

       10.5 License Agreement dated May 25, 1995 between the Registrant and Shoe Corporation of America (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q of the
                   Registrant as filed with the Commission on June 12, 1995).

       10.6 Computer Services Agreement dated February 1, 1996 between the Registrant and Infotech Corporation (incorporated by reference from Exhibit 10.37 of Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on May 3,
                   1996).

       10.7        Loan and Security Agreement dated June 4, 1996 between First
                   National Bank of Boston and the Registrant (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on June 18,
                   1996).

       10.8        Depository Account Agreement dated June 4, 1996 among the
                   Registrant, BankBoston and Bank of America, N.W. N.A. (d/b/a
                   Seafirst Bank) (incorporated by reference from Exhibit 10.11 of the Company's Registration Statement on Form S-1, File No.
                   333-44311, initially filed with the Commission on January 15,
                   1998).

       10.9        Waiver dated August 3, 1996 between First National Bank of
                   Boston and the Registrant (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q of the
                   Registrant as filed with the Commission on September 16,
                   1996).

      10.10        First Amendment dated November 8, 1996 to Loan and Security
                   Agreement dated June 4, 1996 between First National Bank of
                   Boston and the Registrant (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q of the
                   Registrant as filed with the Commission on December 17,
                   1996).

      10.11        Amendment dated December 9, 1996 to the Credit Card Plan
                   Agreement (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-K of the Registrant as filed with the Commission on May 2, 1997).

      10.12 Computer Services Agreement dated February 4, 1997 between the Registrant and Affiliated Computer Services, Inc.
                   (incorporated by reference from Exhibit 10.25 of Annual
                   Report on Form 10-K of the Registrant as filed with the Commission on May 2, 1997).

      10.13        Second Amendment dated May 23, 1997 to Loan and Security
                   Agreement dated June 4, 1996 between the Registrant and Bank
                   Boston, N.A. (f/k/a The First National Bank of Boston)
                   ("BankBoston") (incorporated by reference from Exhibit 10.26 of Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on September 12, 1997).

      10.14        Non-Qualified Employee Stock Option Agreement dated January
                   31, 1998 between the Registrant and each of Alan R.
                   Schlesinger, Loren R. Rothschild, Debbie A Brownfield, E.H.
                   Bulen and Gary A. Grossblatt (incorporated by reference from
                   Exhibit 10.17 of the Company's Registration Statement on Form
                   S-1, File No. 333-44311, initially filed with the Commission on January 15, 1998).(1)

      10.15 Lamonts Apparel, Inc. 1998 Stock Option Plan (incorporated by reference from Exhibit 10.18 of the Company's Registration
                   Statement on Form S-1, File No. 333-44311, initially filed with the Commission on January 15, 1998).(1)

      10.16        Amended and Restated Employment Agreement dated January 31,
                   1998 between the Registrant and Alan R. Schlesinger
                   (incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1, File No.
                   333-44311, initially filed with the Commission on January 15,
                   1998).(1)

      10.17        Amended and Restated Employment Agreement dated January 31,
                   1998 between the Registrant and Loren R. Rothschild
                   (incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1, File No.
                   333-44311, initially filed with the Commission on January 15,
                   1998).(1)

      10.18        Amended and Restated Debtor in Possession and Exit Financing
                   Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and Bank Boston, as agent
                   (incorporated by reference from Exhibit 10.27 of Quarterly
                   Report on Form 10-Q of the Registrant as filed with the Commission on December 16, 1997).

      10.19        Grant of Registration Rights dated January 31, 1998 among the
                   Company and the parties listed on the signature pages thereto
                   ((incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No.
                   333-44311, initially filed with the Commission on January 15,
                   1998).

      10.20 Form of Indemnification Agreement dated January 31, 1998 between the Registrant and each of Alan R. Schlesinger, Loren
                   R. Rothschild, Debbie A. Brownfield, E.H. Bulen, Gary A.
                   Grossblatt, Paul M. Buxbaum, Stanford Springel and John J.
                   Wiesner (incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1, File No.
                   333-44311, initially filed with the Commission on January 15,
                   1998).(1)

      10.21        First Amendment dated January 8, 1998, to Amended and
                   Restated Debtor in Possession and Exit Financing Loan
                   Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent.
                   (incorporated by reference from Exhibit 10.24 of Quarterly
                   Report on Form 10-Q of the Registrant as filed with the Commission on December 16, 1998).

      10.22        Second Amendment dated April 1, 1998, to Amended and Restated
                   Debtor in Possession and Exit Financing Loan Agreement dated
                   September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent. (incorporated by reference from Exhibit 10.25 of Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on December
                   16, 1998).

      10.23        Third Amendment dated September 23, 1998, to Amended and
                   Restated Debtor in Possession and Exit Financing Loan
                   Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent.
                   (incorporated by reference from Exhibit 10.26 of Quarterly
                   Report on Form 10-Q of the Registrant as filed with the Commission on December 16, 1998).

      10.24        Fourth Amendment dated April 13, 1999 to Amended and Restated
                   Debtor in Possession and Exit Financing Loan Agreement dated
                   September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent. (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-K of the Registrant as filed with the Commission on April 30,
                   1999).




      10.25        Amended and Restated Employment Agreement dated April 19,
                   1999 between the Registrant and Alan R. Schlesinger
                   (incorporated by reference from Exhibit 10.11 of Annual
                   Report on Form 10-K of the Registrant as filed with the Commission on April 30, 1999). (1)

      10.26        Amended and Restated Employment Agreement dated April 19,
                   1999 between the Registrant and Loren R. Rothschild
                   (incorporated by reference from Exhibit 10.12 of Annual
                   Report on Form 10-K of the Registrant as filed with the Commission on April 30, 1999). (1)

      10.27        Form of Employment Agreement dated April 19, 1999 between the
                   Registrant and Debbie A. Brownfield, E.H. Bulen and Gary A.
                   Grossblatt (incorporated by reference from Exhibit 10.20 of Annual Report on Form 10-K of the Registrant as filed with the Commission on April 30, 1999). (1)

      *10.28       Fifth Amendment dated July 9, 1999 to Amended and Restated
                   Debtor in Possession and Exit Financing Loan Agreement dated
                   September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent.

      *10.29       Sixth Amendment dated July 31, 1999 to Amended and Restated
                   Debtor in Possession and Exit Financing Loan Agreement dated
                   September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent.

       18.1 Letter re change in accounting principle (incorporated by reference from Exhibit 18.1 of Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on June 15,
                   1999).

       *27.1       Financial Data Schedule

-------------------
        *          filed herewith

       (1) Management contracts and/or compensatory plans required to be identified specifically as responsive to Item
                   601(b)(10)(iii)(A) of Regulation S-K.

(b)      Reports filed on Form 8-K:


                   Form 8-K, dated July 6, 1999. Item 5 - Other Events related to:

                  a) The postponement from July 9, 1999 until July 16, 1999, of Lamonts' 1999 Annual Meeting of Stockholders.

                  b) An amendment to the bylaws of the Corporation (the "Bylaws") to reduce the quorum, solely for the purposes of the 1999 Annual Meeting, from a majority to one-third of the outstanding shares of the Corporation's Common stock entitled to vote at the 1999 Annual Meeting.

                  c) The termination by Lamonts of preliminary merger discussions with Troutman Investment Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Registrant:       LAMONTS APPAREL, INC.



Date: September 13, 1999                     BY:  /s/ Debbie A. Brownfield
                                             -----------------------------------
                                             Debbie A. Brownfield
                                             Executive Vice President,
                                             Chief Financial Officer, Treasurer,
                                             and Secretary