Form 10-Q
period 1999-10-30
LAMONTS APPAREL INC
filed 2000-01-12
CIK 785962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the thirty-nine weeks ended October 30, 1999

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

                       Yes   /X/      No  / /

As of November 30, 1999, there were 9,000,000 shares of Registrant's Class A Common Stock, par value $0.01 per share, outstanding and 10 shares of Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                            Exhibit Index on Page 17


                               Page 1 of 21 pages

                              LAMONTS APPAREL, INC.
                                    FORM 10-Q
                                OCTOBER 30, 1999


                                      INDEX

                                                                                                                    Page
                                                                                                                    ----
Introductory Statement                                                                                               3

Caution Regarding Forward-Looking Statements                                                                         3

Part I.  Financial Information

     Item 1   Consolidated Financial Statements

              - Consolidated Balance Sheets - October 30,1999, January 30, 1999, and October 31, 1998                4

              - Consolidated Statements of Operations and Accumulated Deficit for the thirteen weeks                 5
                ended October 30, 1999 and October 31, 1998

              - Consolidated Statements of Operations and Accumulated Deficit for the thirty-nine                    6
                weeks ended October 30, 1999 and October 31, 1998

              - Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30,                    7
                1999 and October 31, 1998

              - Notes to Consolidated Financial Statements                                                           9

     Item 2   - Management's Discussion and Analysis of Financial Condition and Results of Operations               12

     Item 3   - Quantitative and Qualitative Disclosure About Market Risk                                           15

Part II.  Other Information

     Item 1   - Legal Proceedings                                                                                   16

     Item 2   - Changes in Securities and Use of Proceeds                                                           16

     Item 3   - Defaults Upon Senior Securities                                                                     16

     Item 4   - Submission of Matters and Vote of Security Holders                                                  16

     Item 5   - Other Information                                                                                   16

     Item 6   - Exhibits and Reports on Form 8-K                                                                    17

INTRODUCTORY STATEMENT

This report is Lamonts' third quarterly report on Form 10-Q. The report was not timely filed because of ongoing efforts by Lamonts to resolve liquidity issues. On January 4, 2000, Lamonts filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and on January 6, 2000, the Bankruptcy Court issued its Interim Borrowing Order that authorized debtor-in-possession financing with terms and conditions intended to resolve Lamonts' liquidity issues. See Part II, Item 5. THIS REPORT IS QUALIFIED IN ITS ENTIRETY BY PART II, ITEM 5, OF THE REPORT.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report containing the words "believes," "anticipates," "expects," and words of similar import, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others:

     -  national and local general economic and market conditions;
     -  demographic changes;
     -  liability and other claims asserted against Lamonts;
     -  competition;
     -  the loss of a significant number of our customers or suppliers;
     -  fluctuations in our operating results;
     -  changes in our business strategy or development plans;
     -  disruptions in our business;
     -  our ability to attract and retain qualified personnel;
     -  ownership of our common stock;
     -  volatility of our stock price;
     - delays on the part of us, or suppliers or other third parties in achieving year 2000 compliance, and
     - the Company's ability to conclude its voluntary reorganization proceedings described in Part I, Note I in this report.

Additional risk factors are identified in Lamonts' Registration Statement on Form S-1 (No. 333-44311) initially filed with the SEC on January 15, 1998 (as amended by Post Effective Amendment No. 1, filed on August 10, 1999, Post Effective Amendment No. 2, filed on September 15, 1999, Post Effective Amendment No. 3, filed on October 29, 1999, and as further amended from time to time), and those described from time to time in Lamonts' other filings with the SEC, press releases and other communications. We disclaim any obligations to update any of these factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference in this report to reflect future events or developments.

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                              LAMONTS APPAREL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    OCTOBER 30, 1999  JANUARY 30, 1999  OCTOBER 31, 1998
                                                                    ----------------  ----------------  ----------------
                                                                       (UNAUDITED)                         (UNAUDITED)
                                                                                                            (RESTATED)
Current Assets:
    Cash                                                                 $   1,986        $   1,594        $   2,354
    Receivables                                                              2,126            2,124            1,554
    Inventories                                                             59,071           42,411           57,855
    Prepaid expenses and other                                               1,369            1,433            1,578
                                                                         ---------        ---------        ---------
      Total current assets                                                  64,552           47,562           63,341

Property and equipment - net of accumulated depreciation and
    amortization of $9,730, $5,590 and $4,223, respectively                 29,898           28,896           29,397
Leasehold interests                                                          5,978            7,134            7,484
Excess reorganization value                                                  8,483            8,832            8,948
Deposits                                                                     1,085            1,078            1,078
Other assets                                                                   751              393              682
                                                                         ---------        ---------        ---------
        Total assets                                                     $ 110,747        $  93,895        $ 110,930
                                                                         =========        =========        =========
Current Liabilities:
    Borrowings under the Revolver                                        $  32,235        $  25,396        $  31,439
    Accounts payable                                                        33,197           17,231           29,217
    Accrued payroll and related costs                                        2,558            2,615            2,769
    Accrued taxes                                                            1,730              967            1,344
    Accrued interest                                                           575              419              374
    Other accrued expenses                                                   6,642            5,722            5,710
    Current maturities of long-term debt                                       655           10,228              628
    Current maturities of obligations under capital leases                   1,755            1,646            1,482
                                                                         ---------        ---------        ---------
      Total current liabilities                                             79,347           64,224           72,963

    Long-term debt, net of current maturities                                9,967              265           10,022
    Obligations under capital leases, net of current maturities             12,638           12,225           12,767
    Other                                                                    2,445            2,579            1,729
                                                                         ---------        ---------        ---------
        Total liabilities                                                  104,397           79,293           97,481

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                           -                -                -
    Common stock, $.01 par value; 40,000,000 shares authorized;
      Class A:  9,000,000 shares issued and outstanding                     16,926           16,926           16,926
      Class B:  10 shares issued and outstanding                                 1                1                1
    Warrants - contributed capital                                           3,029            3,029            3,029
    Accumulated deficit                                                    (12,713)          (4,461)          (6,507)
    Accumulated other comprehensive loss                                      (893)            (893)               -
                                                                         ---------        ---------        ---------
      Total stockholders' equity                                             6,350           14,602           13,449
                                                                         ---------        ---------        ---------
        Total liabilities and stockholders' equity                       $ 110,747        $  93,895        $ 110,930
                                                                         =========        =========        =========

               See notes to the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                THIRTEEN WEEKS ENDED
                                                                       --------------------------------------
                                                                       OCTOBER 30, 1999      OCTOBER 31, 1998
                                                                       ----------------      ----------------
                                                                                                 (RESTATED)
Revenues                                                                  $    51,188           $    50,862
Cost of merchandise sold                                                       33,356                32,089
                                                                          -----------           -----------
    Gross profit                                                               17,832                18,773
                                                                          -----------           -----------

Operating and administrative expenses                                          16,353                15,730
Depreciation and amortization                                                   2,529                 2,234
                                                                          -----------           -----------
    Operating costs                                                            18,882                17,964
                                                                          -----------           -----------

(Loss) income from operations                                                  (1,050)                  809

Other income (expense):
    Interest expense                                                           (1,481)               (1,513)
    Other income                                                                    -                     6
                                                                          -----------           -----------

Net Loss                                                                       (2,531)                 (698)

Accumulated deficit, beginning of period                                      (10,182)               (5,809)
                                                                          -----------           -----------
Accumulated deficit, end of period                                        ($   12,713)          ($    6,507)
                                                                          ===========           ===========
Basic and Diluted Loss per Common Share                                   ($     0.28)          ($     0.08)
                                                                          ===========           ===========
Weighted Average Shares Used in Computing Loss per Common Share:
    Basic and Diluted                                                       9,000,010             9,000,010

               See notes to the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                THIRTY-NINE WEEKS ENDED
                                                                       ---------------------------------------
                                                                       OCTOBER 30, 1999       OCTOBER 31, 1998
                                                                       ----------------       ----------------
                                                                                                 (RESTATED)
Revenues                                                                  $   143,310           $   140,924
Cost of merchandise sold                                                       92,612                92,616
                                                                          -----------           -----------
    Gross profit                                                               50,698                48,308
                                                                          -----------           -----------

Operating and administrative expenses                                          47,545                45,162
Depreciation and amortization                                                   6,933                 6,008
                                                                          -----------           -----------
    Operating costs                                                            54,478                51,170
                                                                          -----------           -----------

Loss from operations                                                           (3,780)               (2,862)

Other income (expense):
    Interest expense                                                           (4,476)               (3,658)
    Other income                                                                    4                    13
                                                                          -----------           -----------

Net loss                                                                       (8,252)               (6,507)

Accumulated deficit, beginning of period                                       (4,461)                    -
                                                                          -----------           -----------
Accumulated deficit, end of period                                        ($   12,713)          ($    6,507)
                                                                          ===========           ===========
Basic and Diluted Loss per Common Share                                   ($     0.92)          ($     0.72)
                                                                          ===========           ===========
Weighted Average Shares Used in Computing Loss per Common Share:
    Basic and Diluted                                                       9,000,010             9,000,010

               See notes to the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                       THIRTY-NINE WEEKS ENDED
                                                                                 ------------------------------------
                                                                                 OCTOBER 30, 1999    OCTOBER 31, 1998
                                                                                 ----------------    ----------------
                                                                                                        (RESTATED)
Cash flows from operating activities:
    Net loss                                                                         ($ 8,252)          ($ 6,507)
Adjustments to reconcile net loss to net cash used
   by operating activities:
      Depreciation and amortization                                                     6,933              6,008
      Curtailment gain from pension plan                                                    -             (1,001)
      Non-cash interest, including amortization of debt-related costs                     789                590
      Net change in current assets and liabilities                                        (64)            (7,193)
      Other                                                                              (725)              (546)
                                                                                     --------           --------
           Net cash used by operating activities                                       (1,319)            (8,649)
                                                                                     --------           --------

Cash flows from investing activities:
    Capital expenditures                                                               (4,065)            (1,217)
    Other                                                                                 (10)               (75)
                                                                                     --------           --------
           Net cash used by investing activities                                       (4,075)            (1,292)
                                                                                     --------           --------
Cash flows from financing activities:
    Net borrowings under Revolver                                                       6,839             12,472
    Proceeds from long-term debt                                                          600                  -
    Payments on long-term debt                                                           (471)              (289)
    Principal payments on obligations under capital leases                             (1,182)            (1,189)
                                                                                     --------           --------
           Net cash provided by financing activities                                    5,786             10,994
                                                                                     --------           --------

Net increase in cash                                                                      392              1,053
Cash, beginning of period                                                               1,594              1,301
                                                                                     --------           --------
Cash, end of period                                                                  $  1,986           $  2,354
                                                                                     ========           ========

               See notes to the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        THIRTY-NINE WEEKS ENDED
                                                                  -------------------------------------
                                                                  OCTOBER 30, 1999     OCTOBER 31, 1998
                                                                  ----------------     ----------------
                                                                                          (RESTATED)
Reconciliation of net change in current assets and liabilities:
    (Increase) decrease in:
      Receivables                                                    ($     2)          $    150
      Inventories                                                     (16,660)           (19,238)
      Prepaid expenses and other                                       (1,003)             1,370
    Increase (decrease) in:
      Accounts payable                                                 15,966             14,031
      Accrued payroll and related costs                                   (57)              (337)
      Accrued taxes                                                       763                479
      Accrued interest                                                    156               (633)
      Other accrued expenses                                              773             (3,015)
                                                                     --------           --------
                                                                     ($    64)          ($ 7,193)
                                                                     ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH ACTIVITIES:
    Cash paid during the period for interest                         $  3,873           $  4,124
    Assets acquired under capital lease obligations                     1,918                148
    Assets acquired under installment purchases                           147                  -

               See notes to the consolidated financial statements.

                              LAMONTS APPAREL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 30, 1999

NOTE 1 - SUBSEQUENT EVENTS

On January 4, 2000, Lamonts filed a voluntary petition (the "Petition") for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code"). The filing was made in the United States Bankruptcy Court for the Western District of Washington at Seattle, Case No. 00-00045TTG (the "Proceeding"). On January 6, 2000, the Bankruptcy Court, on motion of Lamonts as debtor and debtor-in-possession, entered an interim order in the Proceeding authorizing post-petition secured, superpriority financing pursuant to Sections 364(c)(1), 364(c)(2) and 364(c)(3) of the Bankruptcy Code. This financing is described below. No trustee, receiver, fiscal agent or similar officer has been appointed.

The financing approved by the Bankruptcy Court on January 6, 2000, is governed by a Debtor-in-Possession Credit Agreement dated as of January 5, 2000, among Lamonts, Fleet Retail Finance, Inc., formerly named BankBoston Retail Finance, Inc. ("FRF"), as Tranche A lender, Back Bay Capital Funding, LLC ("Back Bay") as Tranche B lender, FRF, as administrative and collateral agent, and BankBoston, N.A., as issuing bank, under which (1) FRF and the other revolver lenders provide Lamonts with a revolving line of credit with a maximum borrowing capacity of $40,000,000 and (2) Back Bay provides Lamonts with a term loan in the amount of $5,000,000 (together, the "New Credit Agreement"). The New Credit Agreement replaces the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated September 26, 1997, between Lamonts and BankBoston, N.A., as agent (the "1997 Credit Agreement") which was terminated upon the closing of the New Credit Agreement.

The revolving line of credit and the term loan under the New Credit Agreement are scheduled to mature on the earlier of (i) July 31, 2001 or (ii) the effective date of Lamonts' Chapter 11 plan of reorganization in the Proceeding. However, the maturity of the revolving line of credit and the term loan under the New Credit Agreement are subject to acceleration if a final order from the Bankruptcy Court approving financing under the New Credit Agreement is not issued in the Proceeding by February 10, 2000.

As of January 6, 2000, following the Bankruptcy Court's issuance of an interim order approving the funding of the New Credit Agreement, Lamonts had $19.9 million of borrowings outstanding under the revolving line of credit and $5.0 million of borrowings outstanding under the term loan. As of January 11, 2000 Lamonts had $17.8 million of borrowings outstanding under the revolving line of credit and $5.0 million of borrowings outstanding under the term loan. A hearing on the final order to approve financing under the New Credit Agreement has been set by the Bankruptcy Court for January 31, 2000.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations, and cash flows of Lamonts and its subsidiaries. All subsidiaries of Lamonts are inactive. All significant intercompany transactions and account balances have been eliminated in consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements included herein, and related notes, should be read in conjunction with the audited, annual consolidated financial statements, and notes thereto, for the 52 weeks ended January 30, 1999 ("Fiscal 1998"), included in Lamonts' Annual Report on Form 10-K.

Lamonts Apparel, Inc. and BankBoston, N.A., as agent for certain financial institutions, entered into a Seventh Amendment, dated October 13, 1999, to the 1997 Credit Agreement. Subsequent to the execution of this amendment, Lamonts extended the remaining balance outstanding on the term loan of $9.7 million, and reclassified $9.4 million of the term loan to long-term debt as of October 30, 1999. See further discussion below in Note 5 to Consolidated Financial Statements.

The 1997 Credit Agreement has since been terminated and replaced by the New Credit Agreement. See Note 1 to the Consolidated Financial Statements above.


NOTE 3 - REORGANIZATION, EMERGENCE FROM CHAPTER 11 AND FRESH-START REPORTING

On January 6, 1995, Lamonts filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the Western District of Washington at Seattle. The Lamonts' Modified and Restated Plan of Reorganization was confirmed by the Bankruptcy Court on December 18, 1997 and Lamonts emerged from bankruptcy on January 31, 1998 (the "Plan Effective Date").

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

On January 4, 2000, Lamonts again filed a voluntary petition for relief under Chapter 11. See Note 1 to the Consolidated Financial Statements above.


NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE

In February 1999, Lamonts changed its method of accounting for inventories from the Last-In-First-Out (LIFO) method to the First-In-First-Out (FIFO) method. Management believes that the FIFO method provides a better measurement of operating results since Lamonts has experienced stable prices and expects the current price environment to continue for the foreseeable future. In the current non-inflationary environment, the use of the FIFO method most accurately reflects Lamonts' financial position.

The change in method of accounting for inventories has been applied retroactively to the prior year consolidated financial statements and comparative amounts for prior periods have been restated. The result of the restatement was to increase net loss and accumulated deficit by approximately $3.2 million or $0.36 per share for the thirty-nine weeks ended October 31, 1998. The effect of this change on Lamonts' consolidated results of operations for the fiscal years ended January 30, 1999 and January 31, 1998 was not material.


NOTE 5 - DEBT

Lamonts and BankBoston, N.A., as agent for certain financial institutions, entered into a Seventh Amendment, dated October 13, 1999, to the 1997 Credit Agreement. Among other things, the Seventh Amendment provided for:

          - renewal of the revolving credit facility through January 31, 2002;

          - extension of the term loan through January 31, 2001 with an option to further extend the term loan to January 31, 2002 if specified requirements are met;

          - an increase in the maximum amount that may be borrowed under the revolving credit facility to $38.0 million in the months of October and November to accommodate seasonal inventory requirements; and

          - changes in the borrowing base formula to allow borrowings up to 70 percent of eligible inventory from January 15th through June 30th and up to 65 percent of eligible inventory from July 1st through January 14th.

The 1997 Credit Agreement has since been terminated and replaced by the New Credit Agreement. See Note 1 to the Consolidated Financial Statements above.


NOTE 6 - LOSS PER COMMON SHARE

For the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998, all outstanding options and warrants to purchase common stock were excluded from the computation of diluted loss per common share since the effect of assuming their exercise would be anti-dilutive.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

In March 1995, Lamonts brought an action against one of its landlords, Hickel Investment Company ("Hickel"), to recover overpayments of common area maintenance and other charges made to Hickel. The United States District Court for the District of Alaska has entered a judgment against Hickel for an amount in excess of $1.9 million. Hickel has since appealed the judgment and posted a bond to obtain a stay pending appeal. A hearing for the appeal has been set for February 11, 2000. There can be no assurance that Lamonts will be successful on appeal. No amounts related to this judgment have been recorded in the consolidated financial statements.

In October 1999, Frederick Atkins, Inc., ("Atkins"), a buying cooperative of which Lamonts is a member, filed a lawsuit against Lamonts contending that Lamonts in the United States District Court for the Southern District of New York, alleging breach of contract and an account stated. In the lawsuit which is captioned, FREDERICK ATKINS INC., V. LAMONTS APPAREL, INC., 99 Civ. 10740 (KBW), Atkins alleges that Lamonts is indebted to Atkins in the amount of $2,255,000 for merchandise shipped, merchandise ordered but not yet shipped and for fees and charges pursuant to a services agreement between the parties. Lamonts disputes the amounts in issue and believes it has valid defenses to the action. The amounts sought by Atkins do not account for Lamonts' deposit held by Atkins in an amount exceeding $1 million, and certain other substantial obligations Atkins has to Lamonts. This litigation is currently stayed as a result of Lamonts' January 4, 2000 voluntary petition under Chapter 11.

Lamonts is self-insured for health care claims for eligible covered enrollees. Consulting actuaries assist Lamonts in determining its undiscounted liability for self-insured claims. Lamonts is liable for claims up to $200,000 per covered enrollee annually. The maximum lifetime benefit per covered enrollee is $1.0 million. Self-insurance claim costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

In October 1998, Lamonts entered into a purchase agreement with NCR Corporation ("NCR"), in which NCR furnished certain equipment and related services in connection with the replacement of in-store registers, computers and operating systems ("POS Project"). The equipment has been financed through a leasing company as an operating lease over five years. Lease obligations to the leasing company began when

Lamonts received the equipment. As of October 30, 1999, Lamonts had received all of the equipment with related remaining lease obligations of approximately $2.2 million.

Lamonts utilizes a licensee, Shoe Corporation of America ("Shoe Corporation"), for its family shoe department. The rental fees paid to Lamonts by Shoe Corporation (approximately $1.4 million for the 52 weeks ended January 30, 1999) range from 10% to 12% of annual net sales generated by Shoe Corporation. The license agreement with Shoe Corporation expires in January 2001 with one three-year extension option. On June 14, 1999, Shoe Corporation filed for protection under the provisions of Chapter 11 of the United States Bankruptcy Code. Lamonts could suffer a loss of income and customer traffic if Shoe Corporation is unable to continue to act as its licensee or supply Lamonts with its desired level of shoe inventory. Further, Shoe Corporation could reject its license agreement with Lamonts, forcing Lamonts to find another licensee. There is a risk that Lamonts may not be able to enter into another license arrangement on terms advantageous to it. Lamonts' 1997 Credit Agreement with BankBoston had constrained and the New Credit Agreement continues to constrain Lamonts' ability to purchase shoe inventory itself. Therefore, if Lamonts cannot find a substitute shoe licensee, it would not be able to sell shoes unless Lamonts renegotiated the terms of its credit agreement to purchase and resell shoe inventory.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with this item, reference is made to the information appearing under "Caution Regarding Forward-Looking Statements" at the beginning of this report.

The following information should be read in conjunction with the Consolidated Financial Statements of Lamonts and Notes thereto included elsewhere in this report and the information contained in Part II, Item 5.


RESULTS OF OPERATIONS

The following discussion and analysis provides information for the results of operations for the thirteen weeks ("3rd Quarter 1999") and thirty-nine weeks ("YTD 1999") ended October 30,1999, compared to the thirteen weeks ("3rd Quarter 1998") and thirty-nine weeks ("YTD 1998") ended October 31, 1998.

REVENUES. Comparable store revenues (i.e., stores open since the beginning of each of the periods presented) of $51.2 million for 3rd Quarter 1999 increased $0.3 million or 0.6% from $50.9 million for 3rd Quarter 1998. Comparable store revenues of $143.3 million for YTD 1999 increased $2.4 million or 1.7% as compared to $140.9 million for YTD 1998. Revenues increased due primarily to higher average inventory levels and strong YTD 1999 sales in the Alaska, Idaho, Oregon, and Utah markets, partially offset by a decrease in sales in the Seattle/Tacoma market.

GROSS PROFIT. Gross profit, as a percentage of revenues, decreased from 36.9% for 3rd Quarter 1998, to 34.8% for 3rd Quarter 1999. Gross profit, as a percentage of revenues, increased from 34.3% for YTD 1998 to 35.4% for YTD 1999. The YTD 1998 gross profit was restated and reduced by $3.2 million as a result of converting from LIFO to FIFO accounting for inventories (see Note 4 to the Consolidated Financial Statements). Gross profit for YTD 1998, as a percentage of revenues before the conversion to FIFO, was 36.5%. The decrease in the YTD 1999 and 3rd Quarter 1999 gross profit percentages reflects markdowns, which were taken at a higher rate than in the same period in the prior fiscal year.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses were $16.4 million or 31.9% of sales for 3rd Quarter 1999, compared to $15.7 million or 30.9% of sales for 3rd Quarter 1998. Operating and administrative expenses were $47.6 million or 33.2% of sales for YTD 1999, compared to $45.2 million or 32.0% of sales for YTD 1998. Excluding the curtailment gain of $1.0 million recognized in the first quarter 1998, operating and administrative expenses for YTD 1999 increased approximately $1.4 million. The increase was due primarily to increases in self-insured benefit costs, payroll-related costs, advertising, mainframe costs, and nonrecurring legal expenses related to amendments to the Form S-1. These expense increases were partially offset by reductions in net operating expenses at Lamonts' leased distribution center.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.5 million for 3rd Quarter 1999 compared to $2.2 million for 3rd Quarter 1998. Depreciation and amortization expense was $6.9 million for YTD 1999 compared to $6.0 million for YTD 1998. The increases were primarily due to higher asset values, accelerated depreciation on leasehold improvements of remodeled stores, and accelerated depreciation on the old POS registers and related equipment.

INTEREST EXPENSE. Interest expense was $1.5 million for 3rd Quarter 1999 and 3rd Quarter 1998. Interest expense was $4.5 million for YTD 1999 compared to $3.7 million for YTD 1998. Interest expense is primarily related to borrowings under Lamonts' credit facility with BankBoston, referred to in the Capital Resources section below. The increase in YTD 1999 interest expense was primarily the result of an adjustment, totaling approximately $0.8 million, for a change in estimate recorded in 2nd Quarter 1998.

NET LOSS. As a result of the factors listed above, Lamonts recorded a net loss of $2.5 million for 3rd Quarter 1999, compared to a net loss of $0.7 million for 3rd Quarter 1998. Lamonts recorded a net loss of $8.3 million for YTD 1999, compared to a net loss of $6.5 million for YTD 1998.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

For YTD 1999, Lamonts used $1.3 million of cash for operating activities as compared to $8.6 million of cash used by operating activities for YTD 1998. The decrease in cash used for operating expenses is attributed mainly to a slower increase in inventory purchases compared to the same period a year ago, partially offset by an increase in accounts payable. Additionally, in the prior year, cash for operating activities was used for the payment of accrued reorganization expenses as required by Lamont's Plan of Reorganization.

Lamonts' primary cash requirement currently is the procurement of inventory, which had been funded during YTD 1999 through borrowings under the 1997 Credit Agreement (as defined in "Capital Resources" below) and is currently funded through borrowings under the New Credit Agreement (as defined and further described in Item 5 of Part II below), trade credit, and cash generated from operations. Like other apparel retailers, Lamonts is highly dependent upon its ability to obtain trade credit, which is generally extended by its vendors and, when applicable, their factoring institutions.

For YTD 1999, Lamonts used $4.1 million of cash for investing activities as compared to $1.3 million for YTD 1998. The increase of $2.8 million used by investing activities is due primarily to higher capital expenditures related to the replacement of the point-of-sale ("POS") platform, which includes in-store registers, and related computers and operating systems. In addition, an extensive remodel was completed in August 1999 on the store located in the Factoria Mall in Bellevue, Washington.

For YTD 1999, financing activities contributed $5.8 million of cash as compared to $11.0 million for YTD 1998, the result primarily of lower net borrowings under Lamonts' line of credit described in the Capital Resources section below.

Management continually evaluates store locations and operations to determine whether to close, downsize, or relocate stores that do not meet performance objectives. Management has no immediate plans to close any of the 38 Lamonts stores.

CAPITAL RESOURCES

Lamonts and BankBoston, N.A., as agent for certain financial institutions, entered into a Seventh Amendment, dated October 13, 1999, to the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated September 26, 1997 (the "1997 Credit Agreement"). Among other things, the Seventh Amendment provided for:

          - renewal of the revolving credit facility through January 31, 2002;

          - extension of the term loan through January 31, 2001 with an option to further extend the term loan to January 31, 2002 if specified requirements are met;

          - an increase in the maximum amount that may be borrowed under the revolving credit facility to $38.0 million in the months of October and November to accommodate seasonal inventory requirements; and

          - changes in the borrowing base formula to allow borrowings up to 70 percent of eligible inventory from January 15th through June 30th and up to 65 percent of eligible inventory from July 1st through January 14th.

The 1997 Credit Agreement has since been terminated and replaced by the New Credit Agreement (as defined and further described in Item 5 of Part II below).


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

Lamonts had established a compliance program to modify or replace existing information technology systems to prevent the generation of invalid or incorrect results in connection with processing year dates for the year 2000 and later. Lamonts has not and does not currently anticipate any material disruption in operations as a result of year 2000 issues. However, if modifications or replacements were not properly made or completed timely, the reasonably likely worst case scenario is that various nonessential stand-alone systems would be impaired and Lamonts would lose its ability to efficiently process merchandise through its leased distribution center, which might have a material adverse effect on its operations.

As of October 30, 1999, Lamonts estimated that 99% of its mainframe and client server information technology systems had been tested and were currently operating as year 2000 compliant systems. Additionally, Lamonts had completed the process of implementing the POS Project.

Lamonts spent $278,000 for YTD 1999 compared to $352,000 for YTD 1998 to make its computer systems year 2000 compliant. The total cost of the project, as of October 30, 1999 was $1,022,000 and Lamonts estimated as of that date that it would spend approximately $30,000 in the remainder of Fiscal 1999 to complete the project. The total original budgeted project cost is $1,000,000, excluding costs related to the POS Project (See "Liquidity and Capital Resources" above).

Suppliers of Lamonts and other third parties exchange information with Lamonts or rely on Lamonts' merchandising systems for certain sales and inventory information. Lamonts currently does not have complete information concerning the compliance status of its suppliers or other third parties. Although Lamonts is not dependent on any single supplier, year 2000 noncompliance by suppliers or third parties could impact the company's sales and disrupt the flow of merchandise to the stores and/or impair Lamonts' ability to process credit card transactions. Because third-party failures could have a material adverse impact on

Lamonts' ability to conduct business, Lamonts had requested confirmations from major suppliers to certify that plans have been developed to address year 2000 issues.

Prior to December 31, 1999, Lamonts developed contingency plans for all information technology and other systems, as well as contingencies for dealing with those suppliers and other third parties who had not responded to year 2000 readiness questionnaires, or who were at risk of noncompliance.

Lamonts presently believes that year 2000 issues will not pose significant operational problems for Lamonts. However, if all year 2000 issues were not properly identified, or assessment, remediation and testing were not effected properly with respect to year 2000 problems that were identified, it is possible that year 2000 issues will materially adversely impact Lamonts' results of operations or adversely affect Lamonts' relationships with customers, vendors, or others. Additionally, it is possible that the year 2000 issues of other entities will have a material adverse impact on Lamonts' systems or results of operations.


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

                                                    Principal / Notional Amount Maturing in:
------------------------------------------------------------------------------------------------------
                                                                                                          Total      Fair Value
                               Fiscal      Fiscal      Fiscal      Fiscal      Fiscal                  October 30,   October 30,
                                1999        2000        2001        2002        2003      Thereafter      1999          1999
---------------------------- ----------- ----------- ----------- ----------- ----------- ------------- ------------ -------------
                                                        (dollars in thousands, except percentages)
INTEREST RATE RISK:

LIABILITIES:

Borrowings under the
  Revolver                       $32,235          -           -           -          -           -        $32,235     $32,235
     Variable average
       interest rate               8.57%          -%          -%          -%         -%          -%         8.57%

Long-term debt                       149      $9,834         $26         $28        $30        $483       $10,550     $10,550
     Variable average
       interest rate               8.30%       8.30%       8.30%       8.30%      8.30%       8.30%         8.30%

Long-term debt                        18          54          -           -          -           -             72          62
     Fixed average
       interest rate               8.00%       8.00%          -%          -%         -%          -%         8.00%

Obligations under
  capital leases                     614       1,764       1,712       1,318        927       8,058        14,393      14,393
     Variable average
       interest rate              10.41%      10.41%      10.41%      10.41%     10.41%      10.41%        10.41%

DERIVATIVES MATCHED AGAINST LIABILITIES:

Swaps - fixed rate (1)                -      $20,000          -           -          -           -        $20,000        $0.2
     Average pay rate              5.73%       5.73%          -%          -%         -%          -%         5.73%
     Average receive
       rate                        5.22%       5.22%          -%          -%         -%          -%         5.22%


(1) Interest rate swaps on which Lamonts is the fixed rate payor.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In October 1999, Frederick Atkins, Inc., ("Atkins"), a buying cooperative of which Lamonts is a member, filed a lawsuit against Lamonts contending that Lamonts in the United States District Court for the Southern District of New York, alleging breach of contract and an account stated. In the lawsuit which is captioned, FREDERICK ATKINS INC., V. LAMONTS APPAREL, INC., 99 Civ. 10740 (KBW), Atkins alleges that Lamonts is indebted to Atkins in the amount of $2,255,000 for merchandise shipped, merchandise ordered but not yet shipped and for fees and charges pursuant to a services agreement between the parties. Lamonts disputes the amounts in issue and believes it has valid defenses to the action. The amounts sought by Atkins do not account for Lamonts' deposit held by Atkins in an amount exceeding $1 million, and certain other substantial obligations Atkins has to Lamonts. This litigation is currently stayed as a result of Lamonts' January 4, 2000 voluntary petition under Chapter 11.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                                  None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

A default occurred under the 1997 Credit Agreement in connection with Lamonts' filing of the Petition. However, the 1997 Credit Agreement has been terminated and replaced by the New Credit Agreement and Lamonts has no further obligations under the 1997 Credit Agreement.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  None


ITEM 5 - OTHER INFORMATION

On January 4, 2000, Lamonts filed a voluntary petition (the "Petition") for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code"). The filing was made in the United States Bankruptcy Court for the Western District of Washington at Seattle, Case No. 00-00045TTG (the "Proceeding"). On January 6, 2000, the Bankruptcy Court, on motion of Lamonts as debtor and debtor-in-possession, entered an interim order in the Proceeding authorizing post-petition secured, superpriority financing pursuant to Sections 364(c)(1), 364(c)(2) and 364(c)(3) of the Bankruptcy Code. This financing is described below. No trustee, receiver, fiscal agent or similar officer has been appointed. The press release issued by the Company on January 4, 2000 describing the Petition is attached as an exhibit to this report and incorporated herein by reference.

The financing approved by the Bankruptcy Court on January 6, 2000, is governed by a Debtor-in-Possession Credit Agreement dated as of January 5, 2000, among Lamonts, Fleet Retail Finance, Inc., formerly named BankBoston Retail Finance, Inc. ("FRF"), as Tranche A lender, Back Bay Capital Funding, LLC ("Back Bay") as Tranche B lender, FRF, as administrative and collateral agent, and BankBoston, N.A., as issuing bank, under which (1) FRF and the other revolver lenders provide Lamonts with a revolving line of credit with a maximum borrowing capacity of $40,000,000 and (2) Back Bay provides Lamonts with a term loan in the amount of $5,000,000 (the "New Credit Agreement"). The New Credit Agreement replaces the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated September 26, 1997, between Lamonts and BankBoston, N.A., as agent (the "1997 Credit Agreement") which was terminated upon the closing of the New Credit Agreement.

The revolving line of credit and the term loan under the New Credit Agreement are scheduled to mature on the earlier of (i) July 31, 2001 or (ii) the effective date of Lamonts' Chapter 11 plan of reorganization in the Proceeding. However, the maturity of the revolving line of credit and the term loan under the New Credit Agreement are subject to acceleration if a final order from the Bankruptcy Court approving financing under the New Credit Agreement is not issued in the Proceeding by February 10, 2000.

As of January 6, 2000, following the Bankruptcy Court's issuance of an interim order approving the funding of the New Credit Agreement, Lamonts had $19.9 million of borrowings outstanding under the revolving line of credit and $5.0 million of borrowings outstanding under the term loan. As of January
11, 2000 Lamonts had $17.8 million of borrowings outstanding under the revolving line of credit and $5.0 million of borrowings outstanding under the term loan. A hearing on the final order to approve financing under the New Credit Agreement has been set by the Bankruptcy Court for January 31, 2000.

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

      10.24 Fourth Amendment dated April 13, 1999 to Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent. (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-K of the Registrant as filed with the Commission on April 30,
                   1999).

      10.25 Amended and Restated Employment Agreement dated April 19, 1999 between the Registrant and Alan R. Schlesinger (incorporated by reference from Exhibit 10.11 of Annual Report on Form 10-K of the Registrant as filed with the Commission on April 30, 1999). (1)

      10.26 Amended and Restated Employment Agreement dated April 19, 1999 between the Registrant and Loren R. Rothschild (incorporated by reference from Exhibit 10.12 of Annual Report on Form 10-K of the Registrant as filed with the Commission on April 30, 1999). (1)

      10.27 Form of Employment Agreement dated April 19, 1999 between the Registrant and Debbie A. Brownfield, E.H. Bulen and Gary A. Grossblatt (incorporated by reference from Exhibit 10.20 of Annual Report on Form 10-K of the Registrant as filed with the Commission on April 30, 1999). (1)

      10.28 Fifth Amendment dated July 9, 1999 to Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent (incorporated by reference from Exhibit 10.28 of Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on September 14, 1999).

      10.29 Sixth Amendment dated July 31, 1999 to Amended and Restated Debtor in Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent (incorporated by reference from Exhibit 10.29 of Quarterly Report on Form 10-Q of the Registrant as filed with the Commission on September 14, 1999).

      10.30 Seventh Amendment dated October 13, 1999 to Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement dated September 26, 1997 among the Registrant, certain financial institutions and BankBoston, as agent (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K of the Registrant as filed with the Commission on October 22, 1999).

     *10.31 Debtor-in-Possession Credit Agreement, dated January 5, 2000, among the Registrant, Fleet Retail Finance, Inc., as Tranche A Lender, Back Bay Capital Funding, LLC, as Tranche B Lender, Fleet Retail Finance, Inc., as Administrative and Collateral Agent and BankBoston, N.A., as Issuing Bank.

     *10.32 Security Agreement, dated January 5, 2000, among the Registrant, Fleet Retail Finance, Inc., as Collateral Agent.

     *27.1         Financial Data Schedule

     *99.1         Press Release of the Company, dated January 4, 2000.

-------------------
        *          filed herewith
       (1) Management contracts and/or compensatory plans required to be identified specifically as responsive to
                   Item 601(b)(10)(iii)(A) of Regulation S-K.

(b) Reports filed on Form 8-K:

        1. Form 8-K dated October 22,1999. Item 5 - Other events related to Seventh Amendment, dated October 13, 1999, to the Amended and Restated Debtor-in-Possession and Exit Financing Loan Agreement, dated September 26, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Registrant:        LAMONTS APPAREL, INC.



Date: January 11, 2000                       By: /s/ Debbie A. Brownfield
                                             ----------------------------------
                                             Debbie A. Brownfield
                                             Executive Vice President,
                                             Chief Financial Officer, Treasurer,
                                             and Secretary